Form 10KSB
period 2000-12-31
FIRSTBINGO COM
filed 2001-04-12
CIK 1120285

=====================================================================
                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 2000
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                   Commission file number 0-31289

                          FIRSTBINGO.COM
       (Exact name of registrant as specified in its charter)

NEVADA                                  Not Applicable
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                     4137 Lawrence Avenue East
                             Suite 115
                  Toronto, Ontario M1E 2S2 Canada
   (Address of principal executive offices, including zip code.)

                          (416) 281-1434.
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year. December 31, 2000 - $-0-.





     The market value of the Registrant's common stock as of December 31, 2000 is approximately $0.675 per share. There are approximately 10,528,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2000
- 22,588,000 shares of Common Stock

Documents Incorporated by Reference

1. Our Form 10-SB Registration Statement (SEC File #0-31289) and all amendments thereto, which was filed on August 8, 2000, with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after August 8, 2000.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

































ITEM 1.   DESCRIPTION OF BUSINESS.

History

     FirstBingo.com (the "Company") was incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of "pay-to-play" Bingo and other related games

     On March 8, 1997, the Company forward split its shares of common stock on a 92 for 1 basis.

     On May 26, 1999, the Company changed its name from Vista Medical Terrace to FirstBingo.com and changed its business to Internet Trivia and TV Trivia Bingo.

     On June 28, 1999, the Company forward split its shares of common stock on a 2 for 1 basis.

General

     As of the date of this report, the Company has not engaged in business. The description which follows, is the Company's plan of operation. It has not implemented any of the ideas set forth below and there is no assurance that the Company will ever implement its plan of operation.

     The Company is planning to develop and produce a game called "Trivia Bingo." Trivia Bingo will be played over the Internet and will be free to all participants. Trivia Bingo combines the skill-testing aspect of trivia with the excitement of Bingo and is played on the Internet.

Trivia Bingo

     Trivia Bingo will be divided into two divisions. One division will be an Internet Trivia Bingo game played on the Internet and the other division will be a television game show. Internet Trivia Bingo will allow registered users to compete for a variety of prize and cash giveaways. There will be no cost to a player wishing to play Trivia Bingo on the internet. Each week, during production of the Trivia Bingo television game show, three Internet Trivia Bingo players will qualify to appear on the television game show.

     The Company has recently completed the development of a Beta version of its Internet Trivia Bingo game and Trivia Bingo is now operational on the Internet. It is anticipated that the final version of the Internet game will be available shortly. The Company's web site is at www.FirstBingo.com.








Registration for Internet Bingo

      Players already registered with the Company will click on the "Player" icon and when prompted enter their user name and password. New players will be prompted to click on the "New Player" icon to register as a new player. Players must register in order to be eligible for the cash and prize giveaways and to qualify for an opportunity to participate in TV Trivia Bingo.

The Website

     The Company's website will be accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games will be provided in a Windows-based, menu driven format with "point and click" interactively.

     The website will be controlled at all times by the Company. The Company will be able to monitor the play of Trivia Bingo over the internet.

     The Company's website will allow customers to review all terms, rules and conditions applicable to Trivia Bingo and other uses at the site.

Game Instructions

Creating the Bingo Card

     Once a new or existing player has logged on to the web-site, a
Bingo card will be created.   The card contains five columns under
the letters B I N G O. Each column contains five squares which contain random numbers.

     To assist a player in achieving a BINGO, all of the squares in the 3rd row and all of the squares in the column under the letter "N" will be covered squares. However, unlike traditional Bingo, the squares will not be covered with pennies or blotters, but rather with an advertiser's logo. The initial advertising logos will form what is known as the "Magic Cross". The "Magic Cross" effectively divides the BINGO card into four separate quadrants.

     The Company will randomly generate additional squares that contain an advertiser's logo in each of the four quadrants. The random generation of additional covered squares (i.e. squares that contain an advertiser's logo) may result in an instant cash or prize giveaway to the player. After the random generation of additional squares occurs, all of the squares that form a BINGO line (i.e. a vertical, horizontal or diagonal line) could be occupied with an advertiser's logo in which case the player is an instant winner.
This is known as an Instant Win Card.

     If the player does not have an Instant Win Card , the player moves to the Trivia Challenge phase of the game.

Trivia Challenge

     Correctly answering a trivia question allows a player to convert an open square (a square that does not contain an advertiser's logo) to a covered square (a square containing an advertiser's logo). By covering certain squares the player can achieve a Bingo. A Bingo is achieved when the covered squares (a square containing an advertiser's logo) form a vertical, horizontal or diagonal line.
Each time a Bingo is achieved the player is credited  with 1,000
FirstBingo points.

     To convert an open square to a covered square, the player selects the open square of his or her choice by clicking on it with the mouse.

     The trivia question associated with the selected open square is revealed. The player is now given 15 seconds to select the correct answer from four multiple choice answers. The answer is chosen by clicking on the chosen response with the mouse. If the answer is right the number on the open square is replaced by an advertiser's logo (indicating a covered square). If the answer is incorrect, the open square will remain open and the player will receive one strike. If the player gets three strikes before achieving a full card, the game ends. A player may receive multiple Bingos on one card. Each Bingo will result in the player receiving 1,000 FirstBingo points. A player may also receive advertiser's points for converting an open square to a covered square. Advertiser's points may be exchanged for various prize giveaways.

     If the Player answers all of the trivia questions correctly before getting three strikes, he or she attains a full card. If a player obtains a full card, he will receive bonus points in addition to the 1,000 FirstBingo points awarded for each Bingo.

Cash and Prize Giveaways

     The points a player receives qualify the player for the opportunity to win cash or prize giveaways. A player can also win an instant cash or prize giveaway if an Instant Win Card is randomly generated at the start of the game.

Compatibility

     The Company's Internet Trivia Bingo utilizes a Macro Media-based front-end, which means, unlike numerous other websites, no download is required. Using Macro Media(TM) technology, download time is less than 10 seconds and there is no special installation procedure.

     By utilizing Macro Media(TM) technology, Internet Trivia Bingo will be compatible on MacIntosh, Windows 95/98/2000, Windows NT,
Linux and future WebTV computers.





TV Trivia Bingo

     Internet Trivia Bingo players will be qualify by achieving high points ratings to participate as players on TV Trivia Bingo. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, the Company has not developed the television program, taped any shows or entered into negotiations with any television stations or sponsors for the production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be developed, produced or sold to any television networks.

Revenues

     First and foremost the Company is an advertiser/sponsor supported website. The Company plans to generate revenues from the sale of advertising space (i.e. advertiser's logos) which appear on the Internet Trivia Bingo squares and from the sponsorship of TV
Trivia Bingo.    As of the date hereof, the Company has not sold any
advertising space on its Internet website nor has the Company secured any sponsorship for its proposed television program. There is no assurance that the Company will ever sell any advertising on its website or secure any sponsorship for its television program.

     In addition, the Company will generate revenues from the sale of its Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

     The Company is developing a CD game version of Internet Trivia Bingo. The Company anticipates producing the first CDs in the fourth quarter of fiscal year 2001. The CD game version will be similar to
the Internet Trivia Bingo version.   No cash or prize giveaways will
be awarded to players of the CD game.

Trivia Bingo Video Terminals

     The Company is in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit players to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

     The second test model, the Slot Machine Video Terminal will be a stand-alone slot machine featuring Bingo. The Trivia Bingo card will be created in essentially the same fashion as the Bingo card in Internet Trivia Bingo, other than a covered square will be shaded red (as opposed to containing an advertiser's logo) and an open square will be shaded in blue. The "Magic Cross" effectively divides the Bingo card into four separate quadrants. Each quadrant will contain four Bingo squares containing a specific number. The four squares in each of the four quadrants will be shaded in either red or blue depending upon whether the BINGO number that appears in the square is an appropriate number for the proper BINGO letter (i.e. a number from 1-15 under the letter B, a number from 16-30 under the letter I, a number from 31-45 under the letter N a number from 46-60 under the letter G or a number from 61-75 under the letter O). The Slot Machine Video Terminal computer will randomly spin the squares in each of the four quadrants. When the spinning stops, if the BINGO number in the square is under the appropriate letter the square will be shaded red indicating a covered square. If the number in the square is not under the appropriate letter the square will be shaded blue indicating an open square. Depending upon the positioning of the numbers when the spinning stops, the player may have no Bingos or possibly one or more Bingos. A Bingo is achieved every time a vertical, horizontal or diagonal line contains all shaded red squares (i.e. the proper Bingo number is under the proper letter). The number of Bingos that are created at the time the spinning stops will dictate the payout on the Slot Machine Video Terminal.

Manufacturing of the CDs and Video Terminals

     The Company is in preliminary discussions with a number of potential manufacturers of the CD Trivia Bingo game and the Trivia Bingo Video Terminals. At this time it is not possible to comment with any degree of certainty on the cost of production of either the CD Trivia Bingo game or the Trivia Bingo Video Terminals. Additionally, it is not possible to comment with any degree of certainty on the projected selling prices of either the CD Trivia Bingo game or the Trivia Bingo Video Terminals. Further, there is no assurance that the CD Trivia Bingo game or the Trivia Bingo Video Terminals will ever be developed, produced or sold.

Marketing

     The Company expects that a significant portion of its first year expenses will be related to advertising and marketing. FirstBingo anticipates using banner advertising featuring hot links on strategic Internet portal and search engine sights such as Hotmail , Yahoo and Alta Vista . Each of these sites boasts more than one million visits each day and will prove an invaluable source to generate awareness of FirstBingo's Internet Trivia Bingo game. Strategic advertising in traditional media, such as newspapers, magazines, television, radio, billboards, etc. will also be an important facet of the advertising and marketing program.

     As of the date hereof, the Company has not initiated any research to determine the parameters of its advertising or the medium which it may choose

Competition

     The Company will compete with other companies marketing bingo related entertainment products and services and companies offering games of skill involving the answer of trivia questions.






     The Company expects to encounter significant competition from
existing advertiser/sponsor-supported websites.   Many of the
Company's existing and potential competitors have or may have, as the case may be, greater capital and other resources than the Company and may choose to adopt a marketing plan similar to that proposed by the Company. There can be no assurance that the Company will be able to generate meaningful revenues or earnings from its proposed Trivia Bingo operations or otherwise successfully compete in the future.

Software

     In order to initiate the development of Trivia Bingo, the Company has retained the services of Mente Incorporated. Mente Incorporated is an Ontario based software development company. The software to run Trivia Bingo on the internet will be the exclusive property of the Company and Mente Incorporated will have no proprietary interest in the software. Mente Incorporated is being retained on a non-exclusive basis only to provide software development support.

Testing

     The Company estimates that its website will be fully developed and commercialized prior to the end of fourth quarter 2001. Standard beta testing of the site will take place but is not anticipated to be onerous given the relatively simple nature of the game

Government Regulation

     Bingo activities are regulated in the United States and most developed countries and are based upon policies that are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with bingo; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

     At the present time, the Company believes that the Trivia Bingo game would not be prohibited in North America or most other foreign jurisdictions since the game is actually a game of skill as opposed to a game of chance. Furthermore, the Trivia Bingo game promoted by the Company does not require the player to advance any consideration in order to play. However, bingo over the Internet is a new industry and some or all of the countries in which Trivia Bingo will be played may take action to more severely regulate or even prohibit Internet bingo operations in their jurisdictions.





     The Company believes that as of the date of this report, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet bingo services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of bingo opportunities, except where licensed or subject to exemption. This may include games which require the player to risk nothing but his time.

     It is the Company's understanding that many providers of Internet bingo services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of bingo opportunities do not apply to Internet bingo services. In 1997, legislation was introduced to the United States Senate and House of Representatives (the Kyle bill) which, if enacted, would effectively amend the Federal Wire Statute, codified at 18 U.S.C. 1084, to prohibit Internet bingo operations to residents of the United States. (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380). The Company's policy will be to not offer its Internet bingo services to citizens or residents of any jurisdiction that prohibits such activities, and to otherwise endeavor to comply with laws pertaining to bingo.

Transaction with Ampang Investments Ltd.

     As at March 21, 2000 the Company entered into a Debenture
Agreement in favour of Ampang Investments Ltd. to secure a line of credit in the sum of USD$750,000.00.

     As at September 21, 2000 the Company issued to Ampang
Investments Ltd. 4,000,000 restricted shares of common stock for the following purposes:

     * consulting services related to the development and ongoing maintenance of the Internet Trivia Bingo game;
     * consulting services related to the development of the TV Trivia Bingo game show concept;
     * consulting services related to the production of the TV Trivia Bingo game show pilot;
     * design and invention of TV Trivia Bingo; marketing and advertising support; and
     *    investor relations and related services.
Company's Office

     The Company's headquarters are located at 4137 Lawrence Avenue East, Suite 115, Toronto, Ontario M1E 2S2 Canada and its telephone number is (416) 281-1434.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.



Risk Factors

     1. No History of Earnings. The Company has no operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance.

     2. Company's Assets. The Company owns no tangible property or assets. The Company does own the software which currently operates the Beta version of Trivia Bingo and all other intellectual property associated with the business of the Company.

     3. The Company's Business Plan Has Not Been Implemented. While the Company plans to conduct its business as described above, as of the date hereof it has not initiated or implemented its proposed business in any manner other than the discussion of its proposed business plan. There is no assurance that the Company's proposed business plan will ever be implemented.

     4. Development and Market Acceptance of Services. The Company's success and growth will depend upon the Company's ability to market its services and generate significant interest in its website. The Company's success will depend in part upon the market's acceptance of, and the Company's ability to deliver and support the Internet Trivia Bingo game

     5. Dependence on Technology Supplier. The Company will be dependent upon an outside technology supplier for the preparation and creation of its web site and Trivia Bingo game The unavailability of such services may result in the Company incurring significant additional expenses and time delays in bringing the Trivia Bingo game to market.

     6. Liquidity; Need for Additional Financing. The Company does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

     7. Foreign Operations Risks. The Company's principal business operations will be located in Canada. Canadian laws relating to bingo, taxation, business licensing and other areas may be different from those typically encountered in the United States. Currently, there are a number of Internet related websites operating from Canada. Although management intends to ensure that all agreements, permits, licenses and/or regulatory approvals are adequately addressed and followed, there can be no assurance that the regulatory climate in the future in Canada will not change in a materially negative way for the Company.



     8. Potential Liabilities. The Company could potentially encounter liabilities with respect to operation of its Internet bingo website. Prior to any user commencing play on the Company's site, the user must read and acknowledge by point and click, the respective conditions of play. Such conditions have been developed by FirstBingo.com and form part of the standard user registration format in form similar to other licensed sites. The conditions specifically include the fact that the player fully understands, agrees to, becomes a party to and shall abide by all rules, regulations, terms and conditions, contained in the user play agreement.

     9. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's services compete directly with all other companies striving to earn revenues from advertiser/sponsor-supported websites.
     10. Reliance Upon Its Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors, who exercises control over the day to day affairs of the Company.

     11. Issuance of Additional Shares. 27,412,000 shares of Common Stock or 58.8% of the 50,000,0000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     12. Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.







     13. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     14. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company does not own any real or personal property. The Company owns no tangible assets.
     The Company's headquarters are located 4137 Lawrence Avenue East, Suite 115, Toronto, Ontario M1E 2S2 and its telephone number is
(416) 281-1434. The Company leases its office space from Soverign Capital Inc., pursuant to a monthly lease agreement. The monthly rental is $1,200.00.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings have been threatened against its officers and its directors.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter which ended December 31, 2000.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the
"Bulletin Board") under the trading symbol "FBIG."









      Summary trading by quarter for the 2000 and 1999 fiscal years are as follows:
                                        High      Low
          Fiscal Quarter                Bid[1]    Bid[1]
          2000
               Fourth Quarter           1.05      0.30
               Third Quarter            4.75      4.25
               Second Quarter           4.875     4.50
               First Quarter            5.62      4.25

          1999
               Fourth Quarter           6.437     5.968
               Third Quarter            6.37      6.25
               Second Quarter           0.0       0.0
               First Quarter            0.0       0.0

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     As of December 31, 2000, the Company has 120 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

     The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers to sell their shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans.

     As at March 21, 2000 the Company entered into a Debenture
Agreement in favour of Ampang Investments Ltd. to secure a line of credit in the sum of USD$750,000.00.

     As at September 21, 2000 the Company issued to Ampang
Investments Ltd. 4,000,000 restricted shares of common stock for the following purposes:

     * consulting services related to the development and ongoing maintenance of the Internet Trivia Bingo game;
     * consulting services related to the development of the TV Trivia Bingo game show concept;
     * consulting services related to the production of the TV Trivia Bingo game show pilot;
     * design and invention of TV Trivia Bingo; marketing and advertising support; and
     *    investor relations and related services.

     As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     The Company does not intend to conduct any research or development of its services during the next twelve months other than as described herein. See "Business."


     The Company does not intend to purchase a plant or significant equipment.

     The Company will hire employees on an as needed basis, however, the Company does not expect to hire a significant number of employees until the Company begins to generate revenues.

     The Company expects to earn revenues in the second quarter of 2001. There is no assurance, however, that the Company will earn said revenues as planned.


ITEM 7.   FINANCIAL STATEMENTS.

Independent Auditor's Report                           F-1
Balance Sheet                                          F-2
Statement of Operations                                F-3
Statement of Stockholders' Equity                      F-4
Statement of Cash Flows                                F-5
Notes to the Financial Statements                      F-6

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA


                      INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of FirstBingo.Com., a development stage enterprise (formerly Vista Medical Terrace, Inc.) (a Nevada corporation) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period from March 30, 1990 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period from March 30, 1990 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 1999, were audited by other auditors, who have ceased operations, and whose report dated July 24, 2000 expressed an unqualified opinion on those financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in recent years, and has suffered recurring losses from operations resulting in an accumulated deficit of $13,282,336 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 9, 2001

                                  F-1
FIRST BINGO.COM
                             BALANCE SHEETS
                 (FORMERLY VISTA MEDICAL TERRACE, INC.)
                     (A DEVELOPMENT STAGE COMPANY)


                                        December 31    December 31
ASSETS                                  2000           1999
 CURRENT ASSETS
  Cash                                  $    2,308     $       -
                                        ----------     ----------
     TOTAL CURRENT ASSETS                    2,308             -
                                        ----------     ----------
PROPERTY AND EQUIPMENT
 Software                                 1,705,841            -
                                        -----------    ----------
TOTAL PROPERTY AND EQUIPMENT              1,705,841            -
                                        -----------    ----------
TOTAL ASSETS                            $ 1,708,149    $       -
                                        ===========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
 Accounts payable                       $    38,183    $       -
 Advance from shareholder                     7,600         4,600
 Accrued interest                            36,950            -
 Note payable - related party               410,552            -
                                        -----------    ----------
     TOTAL CURRENT LIABILITIES              493,285         4,600
                                        -----------    ----------
COMMITMENTS AND CONTINGENCIES                    -             -
                                        -----------    ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized,
 $.001 par value; 22,588,000 and 14,488,000
 shares issued and outstanding,
 respectively                                22,588        10,488
 Additional paid-in capital              14,459,612        (7,988)
 Stock options and warrants                  15,000            -
 Accumulated deficit during
  development stage                     (13,282,336)       (7,100)
                                        -----------    ----------
TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                                1,214,864        (4,600)
                                        -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $ 1,708,149    $       -
                                        ===========    ==========







The accompanying notes are integral part of these financial statements.

                                  F-2
FIRST BINGO.COM
STATEMENTS OF OPERATIONS
                 (FORMERLY VISTA MEDICAL TERRACE, INC.)
(A DEVELOPMENT STAGE COMPANY)

                                                            For the Period
                                                            From
                              Year           Year           March 30, 1990
                              Ended          Ended          (Inception) to
                              December 31,   December 31,   December 31,
                              2000           1999           2000

REVENUES                      $          -   $         -    $          -

COST OF REVENUES                         -
                              -------------  ------------   -------------
GROSS PROFIT (LOSS)                      -             -               -
                              -------------  ------------   -------------
EXPENSES
Consulting fees                   4,007,297            -        4,007,297
Directors' fees                   1,211,000            -        1,211,000
Marketing and public relations    7,903,938            -        7,903,938
Legal and professional fees          38,482          1,575         42,882
Travel and entertainment             12,479             -          12,479
Office and administration             6,156             -           8,856
Software and internet
 services                            21,267             -          21,267
Pilot development                    37,667             -          37,667
                              -------------  -------------  -------------
TOTAL OPERATING EXPENSES         13,238,286          1,575     13,245,386
                              -------------  -------------  -------------
LOSS FROM OPERATIONS            (13,238,286)        (1,575)   (13,245,386)

OTHER INCOME AND (EXPENSES)
 Interest expense                   (36,950)            -         (36,950)
                              -------------  -------------  -------------
TOTAL OTHER INCOME
 (EXPENSES)                         (36,950)            -         (36,950)
                              -------------  -------------  -------------
LOSS BEFORE INCOME TAXES        (13,275,236)        (1,575)   (13,282,336)
INCOME TAXES                             -              -              -
                              -------------  -------------  -------------
NET LOSS                      $ (13,275,236) $      (1,575) $ (13,282,336)
                              =============  =============  =============
BASIC AND DILUTED NET
LOSS PER COMMON SHARE         $       (0.75) $       (0.00) $       (1.19)
                              =============  =============  =============
WEIGHTED AVERAGE NUMBER
OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND
DILUTED                          17,633,834     10,488,000     11,152,732
                              =============  =============  =============









     The accompanying notes are an integral part of these financial statements.

                                  F-3
                             FIRSTBINGO.COM
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (FORMERLY VISTA MEDICAL TERRACE, INC.)
                     (A DEVELOPMENT STAGE COMPANY)

                                                        Deficit        Total
                       Common Stock                     Accumulated    Stock-
                                                        During         holders'
               Number              Additional Stock     Development    Equity
               of Shares   Amount  Capital    Options   Stage          (Deficit)
Initial issuance
 of common stock
 in April 1990
 for cash      10,488,000  $10,488 $  (7,988) $    -   $       -   $      2,500

Cumulative loss
 for the years
 ended December
 31, 1990 through
 December 31,
 1996                  -         -         -        -      (3,200)       (3,200)
               ----------   ------- ---------  -------  --------- -------------
Balance, December
 31, 1996      10,488,000    10,488    (7,988)      -      (3,200)         (700)

Loss for year
 ending, December
 31, 1997              -        -          -        -      (1,050)       (1,050)
               ----------  ------- ----------  ------- ----------  ------------
Balance, December
 31, 1997      10,488,000   10,488     (7,988)      -      (4,250)       (1,750)

Loss for year
 ending, December
 31, 1998              -        -          -        -      (1,275)       (1,275)
               ----------  ------- ----------  ------- ----------  ------------
Balance, December
 31, 1998      10,488,000   10,488     (7,988)      -      (5,525)       (3,025)

Loss for year
 ending December
 31, 1999              -        -          -        -      (1,575)       (1,575)
               ----------  -------  ---------  ------- ----------   -----------
Balance, December
 31, 1999      10,488,000   10,488     (7,988)      -      (7,100)       (4,600)

Issuance of
 common stock
 for services
 at an average
 of $2.13 per
 share          6,100,000    6,100 12,973,600       -          -     12,979,700

Options issued for
 consulting fees       -        -          -    15,000          -        15,000

Issuance of
 common stock for
 acquisition of
 Lucky Port
 Limited at an
 average of $0.50
 per share      6,000,000   6,000   1,494,000      -            -     1,500,000

Loss for year
 ending December
 31, 2000              -       -           -       -   (13,275,236) (13,275,236)
               ---------- ------- ----------- ------- ------------  -----------
Balance, December
 31, 2000      22,588,000 $22,588 $14,459,612 $15,000 $(13,282,336) $1,214,864
               ========== ======= =========== ======= ============= ===========













     The accompanying notes are an integral part of these financial statements.

                                 F-4
                          FIRST BINGO.COM
                      STATEMENT OF CASH FLOWS
               (FORMERLY VISTA MEDICAL TERRACE, INC.)
                   (A DEVELOPMENT STAGE COMPANY)

                                                            For the Period
                                                            From
                              Year           Year           March 30, 1990
                              Ended          Ended          (Inception) to
                              December 31,   December 31,   December 31,
                              2000           1999           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                      $ (13,275,236) $  (1,575)     $ (13,282,336)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Services paid by issuance of
   common stock                  12,979,700         -          12,979,700
 Services paid by issuance of
   common stock options              15,000         -              15,000
Increase in:
 Advances from shareholders           3,000      1,575              7,600
 Accrued interest                    36,950         -              36,950
 Accounts payable                    38,183         -              38,183
                              -------------  ---------      -------------
 Net cash used in operating
  activities                       (202,403)        -            (204,903)
                              -------------  ---------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of software              (205,841)        -            (205,841)
                              ------------   ---------      -------------
 Net cash used in investing
  activities                       (205,841)        -            (205,841)
                              -------------  ---------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes
  payable - related party           410,552         -             410,552
 Issuance of stock                      -           -               2,500
                              ------------   ---------      -------------
 Net cash provided by financing
  activities                       410,552          -             413,052
                              ------------   ---------      -------------
Net increase (decrease) in cash      2,308          -               2,308
Cash, beginning of period               -           -                  -
                              ------------   ---------      -------------
Cash, end of period           $      2,308   $      -       $       2,308
                              ============   =========      =============
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
 Interest                     $         -    $      -       $          -
                              ============   =========      =============
 Income taxes                 $         -    $      -       $          -
                              ============   =========      =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance
  of stock                    $  12,979,900  $      -       $  12,979,900
 Services paid by issuance
  of stock options            $      15,000  $      -       $      15,000
 Stock issued for computer
  software                    $   1,500,000  $      -       $   1,500,000

   The accompanying notes are an integral part of these financial statements.

                                F-5
                           FIRSTBINGO.COM
               (Formerly Vista Medical Terrace, Inc.)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FirstBingo.com, formerly Vista Medical Terrace, Inc. (hereinafter "the Company"), was incorporated in March 1990 under the laws of the State of Nevada for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company's change in primary focus to the offering of interactive online Internet entertainment and game playing. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation. See Note 4.

The Company is in the development stage and as of December 31, 2000 had not realized any significant revenues from its planned operations. The Company's year-end is December 31


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FirstBingo.com is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $13,275,236 and $1,575 for the years ended December 31, 2000 and 1999, respectively. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                 F-6

                           FIRSTBINGO.COM
               (Formerly Vista Medical Terrace, Inc.)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. At this time, the financial statements and the notes thereto, are not considered consolidated since the Company's only subsidiary is non-operating and dormant, containing no material assets or liabilities.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as inclusion of common stock equivalents would be anit-dilutive.

Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At December 31, 2000, the Company had a net operating loss of approximately $13,000,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at December 31, 2000.
                                 F-7
                           FIRSTBINGO.COM
               (Formerly Vista Medical Terrace, Inc.)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


NOTE 3 - INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized and will be amortized over five years. Currently the web site and software have not been placed into service and are not being amortized.


NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 57,000 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding
shares to 10,488,000.   All financial statement information herein has
been changed to reflect these stock splits. These stock splits resulted in the Company incurring negative additional paid-in capital, which is reflected in the financial statements for the year ended December 31, 1999.




                                 F-8
                           FIRSTBINGO.COM
               (Formerly Vista Medical Terrace, Inc.)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 2000



NOTE 4 - COMMON STOCK (Continued)

During 2000, the Company issued 6,100,000 shares for services which were valued at the fair market value at the date of grant of the shares.
Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 6,000,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon values at the original signing date of the agreement. The value of the shares issued in 2000 was sufficient to eliminate the negative additional paid-in capital.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. An officer of the Company provides office space to the Company at no charge. The value of this space is not considered significant to the financial statements. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. At December 31, 2000, the Company had received $410,552 from this loan. The loan is due on demand, subject to 30 days written notice. Interest on this loan in the amount of $36,950 was recorded in the accompanying financial statements and is included in accrued interest.


NOTE 6 - STOCK OPTIONS

During the year ended December 31, 2000, the board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 0.30, and the expected life of the options is one year. Accordingly, $15,000 is recorded in the accompanying financial statements.

                                 F-9
                             FIRSTBINGO.COM
                 (Formerly Vista Medical Terrace, Inc.)
                     (A Development Stage Company)
                   Notes to the Financial Statements
                           December 31, 2000

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:
                                                       Weighted
                                             Number    Average
                                             of        Exercise
                                             Shares    Price

Outstanding at January 1, 1999                      -  $   -
Granted                                             -      -
Exercised                                           -      -
Forfeited                                           -      -
                                             --------- ------
Outstanding at December 31, 1999                    -  $ 0.00
                                             ========= ======
Options exercisable at December 31, 1999            -  $ 0.00
                                             ========= ======
Weighted average fair value of options
 granted during 1999                         $    0.00
                                             =========
Outstanding at January 1, 2000                      -   $   -
Granted                                      1,000,000   10.00
Exercised                                           -       -
Forfeited                                           -       -
                                             --------- -------
Outstanding at December 31, 2000             1,000,000 $ 10.00
                                             ========= =======
Options Exercisable at December 31, 2000     1,000,000 $ 10.00
                                             ========= =======
Weighted average fair value of options
 granted during 2000                         $   10.00
                                             =========

NOTE 7 - CONCENTRATIONS

The Company does not at the present time have a checking account. All cash disbursements prior to December 31, 2000 were handled through a trust account maintained by the law office of the former president of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During 1999, the Company entered into an agreement with Lucky Port Limited, a British Virgin Islands corporation, (hereinafter "Lucky") whereby the Company would acquire 100% of the stock of Lucky in exchange for 3,000,000 shares of the Company. These shares were valued at $0.50 per share, which was the fair market value of the shares on the date the agreement was signed. This agreement was finalized in 2000, with the issuance of 6,000,000 shares of post-split stock. See Note 4.


                                  F-10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this report.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors of the Company are as follows:

Name                     Age       Position

Richard Lyle Wachter     48        President and a member of the Board
of Directors

Thomas Michael Sheppard  51        Chief Executive Officer and a
                                   member of the Board of Directors

Douglas Grinslade Lewis  62        Member of the Board of Directors

     Directors serve for a term of one year and are elected at the annual meeting of shareholders. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board of Directors.

Richard Lyle Wachter - Director, Chairman and President

     Mr. Wachter has spent the last 23 years of his career in land and commercial real estate development. From 1978 to 1983 Mr. Wachter was the President of Future Care Ltd. located in Toronto, Ontario. Future Care Ltd. was engaged in the business of construction and development of retirement homes. From 1984 to 1995 Mr. Wachter was the C.E.O. and President of Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd., both of which were located in Toronto, Ontario. Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd. were respectively engaged in the development, management and operation of senior care facilities. In 1988 Mr. Wachter's executive abilities were recognized when he was nominated for
entrepreneur of the year for Canada.   Between 1992 to 1995 Mr. Wachter
was designated in the Who's Who in Canadian Business as well as the international version of the Who's Who in 1994. From 1995 to present Mr. Wachter has been the President of The Bentley Group Ltd. located in the Turks and Caicos Island, British West Indies. The Bentley Group Ltd is engaged in the business of real estate and land development.







Thomas Michael Sheppard - Director and Chief Executive Office

     Since his call to the bar in 1978, Mr. Sheppard has been a member of the Law Society of Upper Canada. From 1981 to present, Mr. Sheppard has practiced in the area of Corporate Commercial Law, Securities Law and Real Estate Law with a particular emphasis on financing transactions. Mr. Sheppard counseles emerging companies in the early stages of their growth, helps to identify merger targets and joint venture partners, and has been guiding companies through the initial public offering process in North America.

Honourable Doug Lewis - Director

     Mr. Lewis is a member of the Law Society of Upper Canada and the Ontario Institute of Chartered Accountants. From 1969 to 1979 Mr. Lewis practiced corporate and commercial law in Orillia, Ontario. From 1979 to 1993 Mr. Lewis served as a Member of Parliament for Simcoe North in the Province of Ontario. In 1987 Mr. Lewis was appointed to the Federal Cabinet in the Brian Mulroney administration. From 1987 to 1993 Mr. Lewis served in various Federal Cabinet positions including, Minister of Transport, Minister of Justice, Attorney General of Canada, and Solicitor General of Canada. Since leaving elected office in 1993, Mr. Lewis has carried on a consulting practice and has served on the board of several private and public companies. Mr. Lewis is also the director of the State Bank of India (Canada).

     All of the Company's officers and directors are engaged in other business. As such, they will not be devoting time exclusively to the Company's operations. The Company's officers and directors intend to devote approximately 80% of their time to the operation of its business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid by the Company from inception through December 31, 2000, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.






                     SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
               Annual Compensation           Awards              Payouts
                                   Securities
Names                           Other   Under    Restricted          Other
Executive                       Annual  Options/ Shares or           Annual
Officer and                     Compen- SARs     Restricted  LTIP    Compen-
Principal    Year  Salary Bonus sation  Granted  Share       Payouts sation
Position     Ended (US$)  (US$) (US$)   (#)      Units (US$) (US$)   (US$)

Richard L.   2000  0      0     0       0        0           0       0
 Wachter     1999  0      0     0       0        0           0       0
President    1998  0      0     0       0        0           0       0

Thomas M.    2000  0      0     0       0        0           0       0
 Sheppard    1999  0      0     0       0        0           0       0
Chief        1998  0      0     0       0        0           0       0
 Executive
  Officer

Douglas G.   2000  0      0     0       0        0           0       0
 Lewis       1999  0      0     0       0        0           0       0
Director     1998  0      0     0       0        0           0       0

Paul LeBruex 2000  0      0     0       0        0           0       0
(Resigned)   1999  0      0     0       0        0           0       0
             1998  0      0     0       0        0           0       0


     The Company anticipates paying the following salaries in 2001:

Richard Lyle Wachter          President                     $100,000
Thomas Michael Sheppard       Chief Executive Officer       $100,000

      There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors and one former officer and director:

                                  Number of
                                  Securities
                    Number of     Underlying
                    Securities    Options/SARs
                    Underlying    Granted         Exercise Number of
                    Options       During Last     or Base  Options   Expiration
Name                SARs Granted  12 Months Price ($/Sh)   Exercised Date

Paul R. LeBreux     100,000        100,000         $3.00    -0-      12/31/2001

Richard L. Wachter  100,000        100,000         $2.00    -0-      12/31/2002

Thomas M. Sheppard  100,000        100,000         $2.00    -0-      12/31/2002

Douglas G. Lewis     10,000         10,000         $0.50    -0-      12/31/2002

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     Directors do not receive any compensation for serving as members of the Board of Directors.

     The Company does not expect to pay salaries to any of its officers until such time as it generates sufficient revenues to do so any compensation earned prior to this is expected to be waived. The Company does not anticipate paying any salaries to its officers until the Company is profitable. The Company does not intend to pay any additional compensation to its directors. As of the date hereof, the Company has not entered into employment contracts with any of its officers and it does not intend to enter into any employment contracts until such time as it profitable to do so.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name and                 Number of                               Percent of
address of owner         Shares         Position                 Class

Richard Lyle Wachter       100,000 [1]  President and Director     .45%
Times Square, Provo
BWI, P.O.Box 663
Turks and Caicos Island

Thomas Michael Sheppard    100,000 [2]  Chief Executive Officer    .45%
488 Huron Street                        and Director
Toronto, ONT M5R 2R3
Canada

Douglas Grinslade Lewis     10,000 [3]  Director                   .04%
11 Orsi Drive
P.O.Box 535
Orillia, ONT  L3V lK2
Canada

All Officers and Directors as a
Group (3 person)          210,000                                  .94%

The Bentley Group Ltd.  7,850,000 [4]                            34.75%
Times Square, Provo
BWI, P.O.Box 663
Turks and Caicos Island



Ampang Investments Ltd. 4,000,000 [5]                            17.71%
Cable Beach Crt.
Suite #1
West Bay St.
P.O. Box CB-11728
Nassau, Bahamas

[1] Represented by an option to acquire up to 100,000 shares of common stock at an exercise price of $2.00 per share. The exercise period of the option is from March 1, 2001 to December 31, 2002.

[2] Represented by an option to acquire up to 100,000 shares of common stock at an exercise price of $2.00 per share. The exercise period of the option is from March 1, 2001 to December 31, 2002.

[3] Represented by an option to acquire up to 10,000 shares of common stock at an exercise price of $.50 per share. The exercise period of the option is from March 1, 2001 to December 31, 2002.

[4] The Bentley Group Ltd. is a Turks and Caicos Island, BWI Corporation. Its sole officer, director and shareholder is Richard Lyle Wachter. Mr. Wachter exercises sole control over The Bentley Group Ltd.

[5]  Ampang Investments Ltd. is a Bahamian Corporation.  Its majority
     shareholder is Wendy Frieda Wachter.   Mrs. Wachter is the spouse
     of Richard Lyle Wachter. Neither Mrs. Wachter nor Mr. Wachter are officers or directors of Ampang Investments Ltd.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 13, 2000 the Company entered into an oral agreement with the law firm of Harris & Harris to hire Mr. Paul R. LeBreux as its President, Secretary, Treasurer, and Chief Executive Officer in consideration of $50,000 payable quarterly in advance and options to acquire 500,000 shares of common stock at an excise price of $4.00 per share expiring December 31, 2001. Upon his resignation as an officer and director of the Company, Mr. Paul LeBreux surrendered his aforementioned 500,000 options in lieu of receiving 100,000 options at an excise price of $3.00 per share expiring December 31, 2001.

     In 2000, the Company paid the law firm of Harris & Harris $107,000 in legal fees. Mr. LeBreux, the Company's former president is a member of Harris & Harris

     On March 21, 2000 the Company entered into a Debenture Agreement in favour of Ampang Investments Ltd. to secure a line of credit in the sum of USD$750,000.00.

     On September 21, 2000 the Company issued to Ampang Investments Ltd. 4,000,000 restricted shares of common stock for the following purposes:

     * consulting services related to the development and ongoing maintenance of the Internet Trivia Bingo game;
     * consulting services related to the development of the TV Trivia Bingo game show concept;
     * consulting services related to the production of the TV Trivia Bingo game show pilot;
     * design and invention of TV Trivia Bingo; marketing and advertising support; and
     *    investor relations and related services.  .


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the period ended December 31, 2000.

(b)  Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #0-31289 on August 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.    Document Description

3.1       Articles of Incorporation.
3.2       Amendment to Articles of Incorporation.
3.3       Bylaws.
4.1       Specimen Stock Certificate.

     The following exhibits are included herein:

10.1      Demand Debenture
10.2      Stock Purchase Agreement


















                             SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FirstBingo.com



                              /s/ Richard L . Wachter
                              Richard L. Wachter, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-SB Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signatures               Title                               Date


/s/ Richard L. Wachter   President and a member of the       March 29, 2001
Richard L. Wachter       Board of Directors


/s/ Thomas M. Sheppard   Chief Executive Officer and a       March 29, 2001
Thomas M. Sheppard       member of the Board of Directors


/s/ Douglas Lewis        Member of the Board of              March 29, 2001
Douglas Grinslade Lewis  Directors