Form 10QSB
period 2001-03-31
FIRSTBINGO COM
filed 2001-05-15
CIK 1120285

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-31289

FIRSTBINGO. COM
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

180 Attwell Avenue
Suite 400
Toronto, Ontario
Canada M9W 6A9
(Address of principal executive offices)

(877) 463-4948
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 22,588,000

=========================================================================

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise (formerly Vista Medical Terrace, Inc.) as of March 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2001 and for the period from March 30, 1990 (inception) through March 31, 2001. All information included in these financial statements is the representation of the management of FirstBingo.Com.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 and for the period from March 30, 1990 (inception) to December 31, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated April 9, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in recent years, and has suffered recurring losses from operations resulting in an accumulated deficit of $13,456,756 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 8, 2001

FIRST BINGO.COM BALANCE SHEETS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$13,346	$2,308
Prepaid Expenses	1,778	_______-
TOTAL CURRENT ASSETS	15,124	2,308
PROPERTY AND EQUIPMENT
Software	1,705,841	1,705,841
TOTAL PROPERTY AND EQUIPMENT	1,705,841	1,705,841
TOTAL ASSETS	$1,720,965	$1,708,149
LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$48,636	$38,183
Accounts payable, related party	42,392	-
Advance from shareholder	7,600	7,600
Accrued interest	51,391	36,950
Note payable - related party	530,502	410,552
TOTAL CURRENT LIABILITIES	680,521	493,285
COMMITMENTS AND CONTINGENCIES	________-	________-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value; 22,588,000 shares issued and outstanding
	22,588	22,588
Additional paid-in capital	14,459,612	14,459,612
Stock options and warrants	15,000	15,000
Accumulated deficit during development stage	(13,456,756)	(13,282,336)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,040,444	1,214,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,720,965	$1,708,149
The accompanying notes are an integral part of these financial statements. F-2

FIRST BINGO.COM STATEMENTS OF OPERATIONS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	Three Months Ended March 31, 2001 (Unaudited)		Three Months Ended March 31, 2001 Unaudited)	For the Period From March 30, 1990 (Inception) to March 31, 2001 (Unaudited)
REVENUES	$-		$-	$-
COST OF REVENUES	-
GROSS PROFIT (LOSS)	_________-		_________-	_________-
EXPENSES
Consulting fees	________-		________-	4,007,297
Directors' fees	-		-	1,211,000
Salaries- Sales and Office	36,046			36,046
Marketing and public relations	10,673		-	7,914,611
Legal and professional fees	11,934		-	54,816
Travel and entertainment	24,819		-	37,298
Office and administration	6,678		-	15,534
Software and internet services	17,094		-	38,361
Trade Show Expenses	37,492			37,492
Trivia Bingo Development	7,863			7,863
Pilot development	7,380		_______-	45,047
TOTAL OPERATING EXPENSES	159,979		_________-	13,405,365
LOSS FROM OPERATIONS	(159,979)		-	(13,405,365)
OTHER INCOME AND (EXPENSES)
Interest expense	(14,441)		________-	(51,391)
TOTAL OTHER INCOME (EXPENSES)	(14,441)		________-	(51,391)
LOSS BEFORE INCOME TAXES	(174,420)		-	(13,456,756)
INCOME TAXES	________-		________-	________-
NET LOSS	$(174,420)	$	_________-	$(13,456,756)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$	________-	$(1.21)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED

	22,588,000		10,488,000	11,137,621
The accompanying notes are an integral part of these financial statements. F-3
FIRSTBINGO.COM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
					Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Stock Options
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	10,488,000	$10,488	$(7,988)	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	10,488,000	10,488	(7,988)	-	(3,200)	(700)
Loss for year ending, December 31, 1997	_______-	_______-	_______-	_______-	(1,050)	(1,050)
Balance, December 31, 1997	10,488,000	10,488	(7,988)	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	_______-	_______-	_______-	_______-	(1,275)	(1,275)
Balance, December 31, 1998	10,488,000	10,488	(7,988)	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	_______-	_______-	_______-	_______-	(1,575)	(1,575)
Balance, December 31, 1999	10,488,000	10,488	(7,988)	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $2.13 per share
	6,100,000	6,100	12,973,600	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $0.50 per share	6,000,000	6,000	1,494,000	-	-	1,500,000
Loss for year ending December 31, 2000	_______-	_______-	_______-	________-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	22,588,000	22,588	14,459,612	15,000	(13,282,336)	1,214,864
Loss for three months ending March 31, 2001	_______-	_______-	_______-	_______-	(174,420)	(174,420)
Balance, March 31, 2001 (unaudited)	28,588,000	$28,588	$14,459,612	$15,000	$(13,456,756)	$1,040,444
The accompanying notes are an integral part of these financial statements. F-4
FIRST BINGO.COM STATEMENT OF CASH FLOWS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
		Three Months Ended March 31, 2001 (Unaudited)		Three Months Ended March 31, 2000 (Unaudited)	For the Period From March 30, 1990 (Inception) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(174,420)		$-		$(13,456,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Services paid by issuance of common stock		-		-		12,979,700
Services paid by issuance of common stock options		-		-		15,000
Increase in:
Prepaid expenses		(1,778)		-		(1,778)
Advances from shareholders		-		-		7,600
Accrued interest		14,441		-		51,391
Accounts payable		10,453				48,636
Accounts payable, related party		42,392		________-		42,392
Net cash used in operating activities		(108,912)		________-		(313,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software		________-		________-		(205,841)
Net cash used in investing activities		________-		________-		(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		119,950		-		530,502
Issuance of stock		________-		________-		2,500
Net cash provided by financing activities		119,950		________-		533,002
Net increase (decrease) in cash		11,038		-		13,346
Cash, beginning of period		2,308		_________-		________-
Cash, end of period		$13,346	$	________-		$13,346
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$	________-	$	________-	$	________-
Income taxes	$	________-	$	________-	$	________-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-		$-		$12,979,900
Services paid by issuance of stock options		$-		$-		$15,000
Stock issued for computer software		$-		$-		$1,500,000
The accompanying notes are an integral part of these financial statements. F-5

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

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

The Company is in the development stage and as of March 31, 2001 had not realized any significant revenues from its planned operations. The Company's year-end is December 31

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As shown in the accompanying financial statements, the Company incurred a net loss of $174,420 for the three months ended March 31, 2001. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

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

Provision for Taxes

At March 31, 2001, the Company had a net operating loss of approximately $170,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at March 31, 2001.

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

NOTE 4 - COMMON STOCK (continued)

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

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. At March 31, 2001, the Company had received $530,502 from this loan. The loan is due on demand, subject to 30 days written notice. Interest on this loan in the amount of $14,441 for the three months ending March 31, 2001 was recorded in the accompanying financial statements and is included in accrued interest.

NOTE 6-STOCK OPTIONS

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

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

NOTE 6-STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

	Number of Shares		Weighted Average Exercise Price

Outstanding at January 1, 2000	-		$-
Granted	1,000,000		10.00
Exercised	-		-
Forfeited	________-		_______-
Outstanding at December 31, 2000	1,000,000	$	____10.00
Options Exercisable at December 31, 2000	1,000,000	$	____10.00
Outstanding at January 1, 2001	1,000,000		$10.00
Granted	-		-
Exercised	-		-
Forfeited	________-		________-
Outstanding at March 31, 2001	1,000,000	$	____10.00
Options Exercisable at March 31, 2001	1,000,000	$	____10.00

NOTE 7 - CONCENTRATIONS

The Company does not at the present time have a checking account. All cash disbursements prior to March 31, 2001 were handled through a trust account maintained by the law office of the former president of the Company.

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

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2001

FIRSTBINGO. COM

(Registrant)

By: /s/ Richard L. Wachter
Richard L. Wachter, President, and a member of the Board of Directors