Form 10QSB/A
period 2001-03-31
FIRSTBINGO COM
filed 2001-05-17
CIK 1120285

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB/A-1

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

4137 Lawrence Avenue East
Suite 115
Toronto, Ontario
Canada M1E 2S2
(Address of principal executive offices)

(416) 281-1434
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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 8, 2001

FIRST BINGO.COM BALANCE SHEETS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$13,346	$2,308
Prepaid Expenses	____1,778	________-
TOTAL CURRENT ASSETS	___15,124	____2,308
PROPERTY AND EQUIPMENT
Software	1,705,841	1,705,841
TOTAL PROPERTY AND EQUIPMENT	1,705,841	1,705,841
TOTAL ASSETS	$1,720,965 ========	$1,708,149 ========
LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$48,636	$38,183
Accounts payable, related party	42,392	-
Advance from shareholder	7,600	7,600
Accrued interest	51,391	36,950
Note payable - related party	__530,502	__410,552
TOTAL CURRENT LIABILITIES	__680,521	__493,285
COMMITMENTS AND CONTINGENCIES	________-	________-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value; 22,588,000 shares issued and outstanding
	22,588	22,588
Additional paid-in capital	14,459,612	14,459,612
Stock options and warrants	15,000	15,000
Accumulated deficit during development stage	(13,456,756)	(13,282,336)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	__1,040,444	__1,214,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,720,965 =========	$1,708,149 =========
The accompanying notes are an integral part of these financial statements. F-2

FIRST BINGO.COM STATEMENTS OF OPERATIONS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	Three Months Ended March 31, 2001 (Unaudited)		Three Months Ended March 31, 2001 Unaudited)	For the Period From March 30, 1990 (Inception) to March 31, 2001 (Unaudited)
REVENUES	$-		$-	$-
COST OF REVENUES	-
GROSS PROFIT (LOSS)	_________-		_________-	_________-
EXPENSES
Consulting fees	_________-		_________-	_4,007,297
Directors' fees	-		-	1,211,000
Salaries- Sales and Office	36,046			36,046
Marketing and public relations	10,673		-	7,914,611
Legal and professional fees	11,934		-	54,816
Travel and entertainment	24,819		-	37,298
Office and administration	6,678		-	15,534
Software and internet services	17,094		-	38,361
Trade Show Expenses	37,492			37,492
Trivia Bingo Development	7,863			7,863
Pilot development	____7,380		_________-	___45,047
TOTAL OPERATING EXPENSES	__159,979		_________-	13,405,365
LOSS FROM OPERATIONS	(159,979)		-	(13,405,365)
OTHER INCOME AND (EXPENSES)
Interest expense	__(14,441)		_________-	__(51,391)
TOTAL OTHER INCOME (EXPENSES)	__(14,441)		_________-	__(51,391)
LOSS BEFORE INCOME TAXES	(174,420)		-	(13,456,756)
INCOME TAXES	________-		_________-	________-
NET LOSS	$(174,420) ========	$	- =========	$(13,456,756) ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01) ========	$	- =========	$(1.21) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED

	22,588,000 ========		10,488,000 =========	11,137,621 ========
The accompanying notes are an integral part of these financial statements. F-3
FIRSTBINGO.COM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
					Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Stock Options
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	10,488,000	$10,488	$(7,988)	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	10,488,000	10,488	(7,988)	-	(3,200)	(700)
Loss for year ending, December 31, 1997	_______-	_______-	_______-	_______-	(1,050)	(1,050)
Balance, December 31, 1997	10,488,000	10,488	(7,988)	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	_______-	_______-	_______-	_______-	(1,275)	(1,275)
Balance, December 31, 1998	10,488,000	10,488	(7,988)	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	_______-	_______-	_______-	_______-	(1,575)	(1,575)
Balance, December 31, 1999	10,488,000	10,488	(7,988)	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $2.13 per share
	6,100,000	6,100	12,973,600	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $0.50 per share	6,000,000	6,000	1,494,000	-	-	1,500,000
Loss for year ending December 31, 2000	_______-	_______-	_______-	________-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	22,588,000	22,588	14,459,612	15,000	(13,282,336)	1,214,864
Loss for three months ending March 31, 2001	_______-	_______-	_______-	_______-	__(174,420)	__(174,420)
Balance, March 31, 2001 (unaudited)	28,588,000 ========	$28,588 ========	$14,459,612 ========	$15,000 =======	$(13,456,756) =========	$1,040,444 ========
The accompanying notes are an integral part of these financial statements. F-4
FIRST BINGO.COM STATEMENT OF CASH FLOWS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
		Three Months Ended March 31, 2001 (Unaudited)		Three Months Ended March 31, 2000 (Unaudited)	For the Period From March 30, 1990 (Inception) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(174,420)		$-		$(13,456,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Services paid by issuance of common stock		-		-		12,979,700
Services paid by issuance of common stock options		-		-		15,000
Increase in:
Prepaid expenses		(1,778)		-		(1,778)
Advances from shareholders		-		-		7,600
Accrued interest		14,441		-		51,391
Accounts payable		10,453				48,636
Accounts payable, related party		__42,392		________-		__42,392
Net cash used in operating activities		(108,912)		________-		(313,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software		________-		________-		(205,841)
Net cash used in investing activities		________-		________-		(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		119,950		-		530,502
Issuance of stock		________-		________-		___2,500
Net cash provided by financing activities		__119,950		________-		_533,002
Net increase (decrease) in cash		11,038		-		13,346
Cash, beginning of period		____2,308		________-		_______-
Cash, end of period		$13,346 ========	$	- =======		$13,346 =======
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$	- ========	$	- =======	$	- =======
Income taxes	$	- ========	$	- =======	$	- =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-		$-		$12,979,900
Services paid by issuance of stock options		$-		$-		$15,000
Stock issued for computer software		$-		$-		$1,500,000
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

FIRSTBINGO. COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001

NOTE 6-STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2000	-	$-
Granted	1,000,000	10.00
Exercised	-	-
Forfeited	________-	_______-
Outstanding at December 31, 2000	1,000,000 ========	$10.00 =======
Options Exercisable at December 31, 2000	1,000,000 ========	$10.00 =======
Outstanding at January 1, 2001	1,000,000	$10.00
Granted	-	-
Exercised	-	-
Forfeited	________-	________-
Outstanding at March 31, 2001	1,000,000 ========	$10.00 =======
Options Exercisable at March 31, 2001	1,000,000 ========	$10.00 =======

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2001

FIRSTBINGO. COM
(Registrant)

By: /s/ Richard L. Wachter
Richard L. Wachter, President, and a member of the Board of Directors