Form 10QSB
period 2001-06-30
FIRSTBINGO COM
filed 2001-08-17
CIK 1120285

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 22,588,000

====================================================================

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT=S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise (formerly Vista Medical Terrace, Inc.) as of June 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2001 and for the period from March 30, 1990 (inception) through June 30, 2001. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in recent years, and has suffered recurring losses from operations resulting in an accumulated deficit of $13,517,646 at June 30, 2001. These conditions raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 14, 2001

FIRSTBINGO.COM BALANCE SHEETS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	June 30, 2001	December 31
ASSETS	(Unaudited)	2000
CURRENT ASSETS
Cash	$19,714 ------------	$2,308 ------------
TOTAL CURRENT ASSETS	19,714 ------------	2,308 ------------
PROPERTY AND EQUIPMENT
Software	1,705,841 ------------	1,705,841 ------------
TOTAL PROPERTY AND EQUIPMENT	1,705,841 ------------	1,705,841 ------------
TOTAL ASSETS	$1,725,555 ========	$1,708,149 ========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,921	$38,183
Accounts payable - related party	42,392	-
Advance from shareholder	7,600	7,600
Accrued interest	68,058	36,950
Note payable - related party	601,030 ------------	410,552 ------------
TOTAL CURRENT LIABILITIES	746,001 ------------	493,285 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $.001 par value; 22,588,000 shares issued and outstanding	22,588	22,588
Additional paid-in capital	14,459,612	14,459,612
Stock options and warrants	15,000	15,000
Subscriptions receivable	-	-
Accumulated deficit during development stage	(13,517,646) ------------	(13,282,336) ------------
TOTAL STOCKHOLDERS' EQUITY	979,554 ------------	1,214,864 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,725,555 ========	$1,708,149 ========

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENTS OF OPERATIONS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
		Three Ended June 30, 2001 (Unaudited)		Three Ended June 30, 2000 (Unaudited)	Six Months Ended June 30, 2001 (Unaudited)		Six Months Ended June 30, 2000 (Unaudited)	For the Period From March 30, 1990 (Inception) to June 30, 2001 (Unaudited)
REVENUES		$-		$-	$-		$-	$-
COST OF REVENUES		- ----------		- ----------	----------		----------	----------
GROSS PROFIT (LOSS)		- ----------		- ----------	- ----------		- ----------	- ----------
EXPENSES
Consulting fees		5,840		-	5,840		-	4,013,136
Directors' fees		-		-	-		-	1,211,000
Salaries - sales and office		3,478		-	39,524		-	39,524
Marketing and public relations		4,983		-	17,011		-	7,919,594
Legal and professional fees		4,648		3,000	16,581		3,000	59,464
Travel and entertainment		-		-	24,819		-	37,298
Office and administration		2,744		-	8,067		-	18,278
Software and internet services		5,510		-	22,604		-	43,871
Trade show expenses		-		-	37,492		-	37,492
Trivia bingo development		14,411		-	22,274		-	22,274
Pilot development		2,610 ----------		- ----------	9,990 ---------		- ----------	47,657 ----------
TOTAL OPERATING EXPENSES		44,224 ----------		3,000 ----------	204,202 ----------		3,000 ----------	13,449,588 ----------
LOSS FROM OPERATIONS		(44,224)		(3,000)	(204,202)		(3,000)	(13,449,588)
OTHER INCOME AND (EXPENSES)
Interest expense		(16,667) ----------		- ----------	(31,108) ----------		- ----------	(68,058) ----------
TOTAL OTHER INCOME (EXPENSES)		(16,667) ----------		- ----------	(31,108) ----------		- ----------	(68,058) ----------
LOSS BEFORE INCOME TAXES		(60,891)		(3,000)	(235,310)		(3,000)	(13,517,646)
INCOME TAXES		- ----------		- ----------	- ----------		- ----------	- ----------
NET LOSS		$(60,891) ======		$(3,000) ======	$(235,310) ======		$(3,000) ======	$(13,517,646) ======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil ======	$	nil ======	$(0.01) ======	$	Nil ======	$(1.21) ======
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		22,588,000 ======		10,488,000 ======	22,588,000 ======		10,488,000 ======	11,137,621 ======

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENT OF STOCKHOLDERS' EQUITY (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)

	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	10,488,000	$10,488	$(7,988)	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	- ----------	- ----------	- ----------	- ----------	(3,200) ----------	(3,200) ----------
Balance, December 31, 1996	10,488,000	10,488	(7,988)	-	(3,200)	(700)
Loss for year ending, December 31, 1997	- ----------	- ----------	- ----------	- ----------	(1,050) ----------	(1,050) ----------
Balance, December 31, 1997	10,488,000	10,488	(7,988)	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	- ----------	- ----------	- ----------	- ----------	(1,275) ----------	(1,275) ----------
Balance, December 31, 1998	10,488,000	10,488	(7,988)	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	- ----------	- ----------	- ----------	- ----------	(1,575) ----------	(1,575) ----------
Balance, December 31, 1999	10,488,000	10,488	(7,988)	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $2.13 per share	6,100,000	6,100	12,973,600	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $0.25 per share	6,000,000	6,000	1,494,000	-	-	1,500,000
Loss for year ending December 31, 2000	- ----------	- ----------	- ----------	- ----------	(13,275,236) ----------	(13,275,236) ----------
Balance, December 31, 2000	22,588,000	22,588	14,459,612	15,000	(13,282,336)	1,214,864
Loss for six months ending June 30, 2001	- ----------	- ----------	- ----------	- ----------	(235,310) ----------	(235,310) ----------
Balance, June 30, 2001 (unaudited)	28,588,000 ======	$28,588 ======	$14,459,612 ======	$15,000 ======	$(13,517,646) ======	$979,554 ======

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENT OF CASH FLOWS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
		Six Months Ended June 30, 2001 (Unaudited)		Six Months Ended June 30, 2000 (Unaudited)		For the Period From March 30, 1990 (Inception) to June 30, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(235,310)		$(3,000)		$(13,517,646)
Adjustments to reconcile net loss to net cash used by operating activities:
Services paid by issuance of common stock		-		-		12,979,700
Services paid by issuance of common stock options		-		-		15,000
Increase (decrease) in:
Advances from shareholders		-		3,000		7,600
Accrued interest		31,108		-		68,058
Accounts payable		(11,263)		-		26,921
Accounts payable, related party		42,392 ------------		- ------------		42,392 ------------
Net cash used in operating activities		(173,073) ------------		- ------------		(377,975) ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software		- ----------		- ----------		(205,841) ----------
Net cash used in investing activities		- ----------		- ----------		(205,841) ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		190,479		-		601,030
Issuance of stock		- ----------		- ----------		2,500 ----------
Net cash provided by financing activities		190,479 ----------		- ----------		603,530 ----------
Net increase (decrease) in cash		17,406		-		19,714
Cash, beginning of period		2,308 ----------		- ----------		- ----------
Cash, end of period		$19,714 ======	$	- ======		$19,714 ======
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$	- ======	$	- ======	$	- ======
Income taxes	$	- ======	$	- ======	$	- ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-		$-		$12,979,900
Services paid by issuance of stock options		$-		$-		$15,000
Stock issued for computer software		$-		$-		$1,500,000

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

FirstBingo.com, formerly Vista Medical Terrace, Inc. (hereinafter Athe Company@), was incorporated in March 1990 under the laws of the State of Nevada for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company=s change in primary focus to the offering of interactive online Internet entertainment and game playing. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation. See Note 4.

The Company is in the development stage and as of June 30, 2001 had not realized any significant revenues from its planned operations. The Company=s year-end is December 31

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FirstBingo.com is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $235,310 for the six months ended June 30, 2001 and had no revenues. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of and for the period ended June 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. At this time, the financial statements and the notes thereto, are not considered consolidated since the Company=s only subsidiary is non-operating and dormant, containing no material assets or liabilities.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

At June 30, 2001, the Company had net deferred tax assets of approximately $2,900,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $13,500,000, which expire in the years 2019 through 2021.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at June 30, 2001.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments continued

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 3 B INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4.) No portion of this softwareCacquired during the year ended December 31, 2000Cwas internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this softwareCwhich was purchased solely for internal use and will not be marketed externallyChave been capitalized and will be amortized over five years. Currently, the web site and software have not been placed into service and are not being amortized.

NOTE 4 B COMMON STOCK

Upon incorporation, the Company issued 57,000 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company=s board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits. These stock splits resulted in the Company incurring negative additional paid-in capital, which is reflected in the financial statements for the year ended December 31, 1999. During 2000, the Company issued 6,100,000 shares for services which were valued at the fair market value at the date of grant of the shares. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 6,000,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon values at the original signing date of the agreement. The value of the shares issued in 2000 was sufficient to eliminate the negative additional paid-in capital.

During the six months ended June 30, 2001, no shares of common stock were sold.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 5 B RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company=s non-qualified stock option plan are the Company=s directors and stockholders. An officer of the Company provides office space to the Company at no charge. The value of this space is not considered significant to the financial statements. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. At June 30, 2001, the Company had received $601,030 from this loan. The loan is due on demand, subject to 30 days written notice. Interest on this loan in the amount of $31,108 for the six months ending June 30, 2001 was recorded in the accompanying financial statements and is included in accrued interest.

NOTE 6CSTOCK OPTIONS

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

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2001

NOTE 6CSTOCK OPTIONS continued

The following is a summary of stock option activity:
Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2000	-	$-
Granted	1,000,000	10.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2000	1,000,000	$10.00
Options Exercisable at December 31, 2000	1,000,000	$10.00
Outstanding at January 1, 2001	1,000,000	$10.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2001	1,000,000	$10.00
Options Exercisable at June 30, 2001	1,000,000	$10.00

NOTE 7 B COMMITMENTS AND CONTINGENCIES

During 1999, the Company entered into an agreement with Lucky Port Limited, a British Virgin Islands corporation, (hereinafter ALucky@) whereby the Company would acquire 100% of the stock of Lucky in exchange for 3,000,000 shares of the Company. These shares were valued at $0.50 per share, which was the fair market value of the shares on the date the agreement was signed. This agreement was finalized in 2000, with the issuance of 6,000,000 shares of post-split stock. See Note 4.

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

The Company expects to earn revenues in the third quarter of 2001. There is no assurance, however, that the Company will earn said revenues as planned.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2001

FIRSTBINGO. COM (Registrant)
By:	/s/ Richard L. Wachter Richard L. Wachter, President, and a member of the Board of Directors