Form 10QSB
period 2001-09-30
FIRSTBINGO COM
filed 2001-11-14
CIK 1120285

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 22,588,000

=========================================================================

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT=S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise (formerly Vista Medical Terrace, Inc.), as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 2001 and for the period from March 30, 1990 (inception) through September 30, 2001. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its on March 30, 1990 and has little revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 2, 2001

FIRSTBINGO.COM BALANCE SHEETS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
	September 30, 2001	December 31
ASSETS	(Unaudited)	2000
CURRENT ASSETS
Cash	$14,018	$2,308
Accounts receivable	4,880 ------------	- ------------
TOTAL CURRENT ASSETS	18,898 ------------	2,308 ------------

PROPERTY AND EQUIPMENT
Software	1,705,841	1,705,841
Accumulated amortization	(85,292) ------------	- ------------
TOTAL PROPERTY AND EQUIPMENT	1,620,549 ------------	1,705,841 ------------

TOTAL ASSETS	$1,639,447 ========	$1,708,149 ========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,413	$38,183
Accounts payable - related party	42,392	-
Advance from shareholder	7,600	7,600
Accrued interest	86,186	36,950
Note payable - related party	611,203 ------------	410,552 ------------
TOTAL CURRENT LIABILITIES	780,794 ------------	493,285 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $.001 par value; 22,588,000 shares issued and outstanding	22,588	22,588
Additional paid-in capital	14,459,612	14,459,612
Stock options and warrants	15,000	15,000
Accumulated deficit during development stage	(13,638,547) ------------	(13,282,336) ------------
TOTAL STOCKHOLDERS' EQUITY	858,653 ------------	1,214,864 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,639,447 ========	$1,708,149 ========

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENTS OF OPERATIONS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
						Period of March 30, 1990 (Inception) to September 30, 2001
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000		2001	2000
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

R E V E N U E S	$10,000		$-	$10,000	$-	$10,000
COST OF REVENUES	- ------------		- ------------	- ------------	- ------------	- ------------

GROSS PROFIT (LOSS)	10,000		-	10,000	-	10,000

E X P E N S E S
Consulting fees	-		-	5,840	-	4,013,137
Directors' fees	-		-	-	-	1,211,000
Salaries - sales and office	347		-	39,871	-	39,871
Marketing and public relations	11,529		-	28,572	-	7,932,510
Legal and professional fees	3,572		-	20,153	3,000	63,035
Travel and entertainment	-		-	24,819	-	37,298
Office and administration	3,708		-	12,961	-	21,817
Software and internet services	7,107		-	29,711	-	50,978
Amortization	85,292		-	85,292	-	85,292
Trade show expenses	-		-	37,492	-	37,492
Trivia bingo development	-		-	22,274	-	22,274
Pilot development	- ------------		- ------------	9,990 ------------	- ------------	47,657 ------------
TOTAL OPERATING EXPENSES	111,555 ------------		- ------------	316,975 ------------	3,000 ------------	13,562,361 ------------

LOSS FROM OPERATIONS	(101,555)		-	(306,975)	(3,000)	(13,552,361)
OTHER INCOME AND (EXPENSES)
Interest expense	(18,128) ------------		- ------------	(49,236) ------------	- ------------	(86,186) ------------
TOTAL OTHER INCOME (EXPENSES)	(18,128) ------------		- ------------	(49,236) ------------	- ------------	(86,186) ------------

LOSS BEFORE INCOME TAXES	(119,683)		-	(356,211)	(3,000)	(13,638,547)
INCOME TAXES	- ------------		- ------------	- ------------	- ------------	- ------------

NET LOSS	$(119,683) ========	$	- ========	$(356,211) ========	$(3,000) ========	$(13,638,547) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil ========	$	nil ========	$(0.02) ========	$ nil ========	$(1.14) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	22,588,000 ========		10,488,000 ========	22,588,000 ========	10,488,000 ========	11,970,540 ========

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENT OF STOCKHOLDERS' EQUITY (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)

			Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Common Stock
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	10,488,000	$10,488	$(7,988)	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	- ------------	- -----------	- ------------	- ------------	(3,200) ------------	(3,200) ------------
Balance, December 31, 1996	10,488,000	10,488	(7,988)	-	(3,200)	(700)
Loss for year ending, December 31, 1997	- ------------	- -----------	- ------------	- ------------	(1,050) ------------	(1,050) ------------
Balance, December 31, 1997	10,488,000	10,488	(7,988)	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	- ------------	- -----------	- ------------	- ------------	(1,275) ------------	(1,275) ------------
Balance, December 31, 1998	10,488,000	10,488	(7,988)	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	- ------------	- -----------	- ------------	- ------------	(1,575) ------------	(1,575) ------------
Balance, December 31, 1999	10,488,000	10,488	(7,988)	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $2.13 per share	6,100,000	6,100	12,973,600	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $0.50 per share	6,000,000	6,000	1,494,000	-	-	1,500,000
Loss for year ending December 31, 2000	- ------------	- -----------	- ------------	- ------------	(13,275,236) ------------	(13,275,236) ------------
Balance, December 31, 2000	22,588,000	22,588	14,459,612	15,000	(13,282,336)	1,214,864
Loss for nine months ending September 30, 2001	- ------------	- -----------	- ------------	- ------------	(356,211) ------------	(356,211) ------------
Balance, September 30, 2001 (unaudited)	22,588,000 ========	$22,588 ========	$14,459,612 ========	$15,000 ========	$(13,638,547) ========	$858,653 ========

See accompanying notes and accountant=s review report.

FIRSTBINGO.COM STATEMENT OF CASH FLOWS (FORMERLY VISTA MEDICAL TERRACE, INC.) (A DEVELOPMENT STAGE COMPANY)
						Period of March 30, 1990 (Inception) to September 30, 2001
		Nine Months Ended September 30,
		2001		2000
		(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(356,211)		$(3,000)		$(13,638,547)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		85,292				85292
Services paid by issuance of common stock		-		-		12,979,700
Services paid by issuance of common stock options		-		-		15,000
(Increase) decrease in:
Accounts receivable		(4,880)		-		(4,880)
Increase (decrease) in:
Advances from shareholders		-		3,000		7,600
Accrued interest		49,236		-		86,186
Accounts payable		(4,770)		-		33,413
Accounts payable, related party		42,392 ------------		- ------------		42,392 ------------
Net cash used in operating activities		(188,941) ------------		- ------------		(393,844) ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software		- ------------		- ------------		(205,841) ------------
Net cash used in investing activities		- ------------		- ------------		(205,841) ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		200,651		-		611,203
Issuance of stock		- ------------		- ------------		2,500 ------------
Net cash provided by financing activities		200,651 ------------		- ------------		613,703 ------------

Net increase (decrease) in cash		11,710		-		14,018
Cash, beginning of period		2,308 ------------		- ------------		- ------------

Cash, end of period		$14,018 ========	$	- ========		$14,018 ========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$	- ========	$	- ========	$	- ========
Income taxes	$	- ========	$	- ========	$	- ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-		$-		$12,979,900
Services paid by issuance of stock options		$-		$-		$15,000
Stock issued for computer software		$-		$-		$1,500,000

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

FirstBingo.com, formerly Vista Medical Terrace, Inc. (hereinafter Athe Company@), was incorporated in March 1990 under the laws of the State of Nevada for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company=s change in primary focus to the offering of interactive online Internet entertainment and game playing. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation. The company is not classified as a consolidated company. See Note 4.

The Company is in the development stage and as of September 30, 2001 had not realized any significant revenues from its planned operations. The Company=s year-end is December 31.

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

As shown in the accompanying financial statements, the Company has minimal revenues, has incurred a net loss of $356,211 for the nine months ended September 30, 2001, and has an accumulated deficit of $13,638,547. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of and for the period ended September 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as inclusion of common stock equivalents would be anti-dilutive.

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

At September 30, 2001, the Company had net deferred tax assets of approximately $3,000,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $13,600,000, which expire in the years 2019 through 2021.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

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

NOTE 3 B INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this softwareCacquired during the year ended December 31, 2000Cwas internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this softwareCwhich was purchased solely for internal use and will not be marketed externallyChave been capitalized and will be amortized over five years. During the three months ended September 30, 2001, the Company put this software into service and the amortization expense for the three months ended September 30, 2001 was $85,292.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

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

During the nine months ended September 30, 2001, no shares of common stock were issued.

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

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. At September 30, 2001, the Company had received $611,363 from this loan. The loan is due on demand, subject to 30 days written notice. Interest on this loan in the amount of $49,236 for the nine months ending September 30, 2001 was recorded in the accompanying financial statements and is included in accrued interest.

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2000	-	$-
Granted	1,000,000	10.00
Exercised	-	-
Forfeited	- ------------	- ------------
Outstanding at December 31, 2000	1,000,000 ========	$10.00 ========
Options Exercisable at December 31, 2000	1,000,000 ========	$10.00 ========

Outstanding at January 1, 2001	1,000,000	$10.00
Granted	-	-
Exercised	-	-
Forfeited	- ------------	- ------------
Outstanding at September 30, 2001	1,000,000 ========	$10.00 ========
Options Exercisable at September 30, 2001	1,000,000 ========	$10.00 ========

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

FIRSTBINGO.COM
(Formerly Vista Medical Terrace, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2001

NOTE 8 B REVENUE

During the nine months ended September 30, 2001, the Company recognized revenues of $10,000 from a license agreement with a third party for use of the Company=s logos and trademark in the production and distribution of a televison version of the Trivia Bingo Game. See Note 9.

NOTE 9 B LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. (ATesauro@), a corporation located in Spain, for the use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month.

Additional terms for the agreement include provisions for royalties to be paid to the Company in the event of the television show being broadcast. The royalty schedule includes a 20% increase in each of the four years that are bound to under this agreement.

Should the agreement be terminated, Tesauro is still obligated to pay the remainder of the $10,000 fee, regardless of when the agreement is terminate

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2001

FIRSTBINGO. COM
(Registrant)

By: /s/ Richard L. Wachter
Richard L. Wachter, President, and a
member of the Board of Directors