Form 10KSB
period 2001-12-31
FIRSTBINGO COM
filed 2002-04-01
CIK 1120285

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

FirstBingo.com
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0256854 (Employer Identification No.)

488 Huron Street
Toronto, Ontario
Canada M5R 2R3
(416) 281-3335
(Address of principal executive offices, including zip code.)

(416) 281-3335
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
YES [ x ] NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2001 - $-0-.

The aggregate market value for the common equity held by non-affiliates as of March 29, 2002 is $1,156,823.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 29, 2002 -1,829,631 shares of Common Stock

Transitional Small Business Issuer Format
YES [  ] NO [ x ]

PART I

Item 1. Business

History

We were incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

On March 8, 1997, we forward split our shares of common stock on a 92 for 1 basis.

On May 26, 1999, we changed our name from Vista Medical Terrace to FirstBingo.com and changed our business to Internet Trivia and TV Trivia Bingo.

On June 28, 1999, we forward split its shares of common stock on a 2 for 1 basis.

On December 31, 2001, we reverse split our shares on the basis of 1 for 25.

General

As of today, we have not engaged in business. We have developed our Internet Bingo game and our Trivia Bingo is now operational on the Internet. The description which follows, is the our plan of operation. We have not implemented any of the ideas set forth below and there is no assurance that we will ever implement our plan of operation.

We are planning to develop and produce a game called "Trivia Bingo." Trivia Bingo will be played over the Internet and will be free to all participants. Trivia Bingo combines the skill-testing aspect of trivia with the excitement of Bingo and is played on the Internet.

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

We recently completed the development of a Beta version of our Internet Trivia Bingo game and Trivia Bingo is now operational on the Internet. It is anticipated that the final version of the Internet game will be available shortly. Our web site is at www.FirstBingo.com.

Registration for Internet Bingo

Players already registered with us will click on the "Player" icon and when prompted enter their user name and password.. New players will be prompted to click on the "New Player" icon to register as a new player. Players must register in order to be eligible for the cash and prize giveaways and to qualify for an opportunity to participate in TV Trivia Bingo.

The Website

Our website will be accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games will be provided in a Windows-based, menu driven format with "point and click" interactively.

We will controlled the website at all times. We will be able to monitor the play of Trivia Bingo over the Internet.

Our website will allow customers to review all terms, rules and conditions applicable to Trivia Bingo and other uses at the site.

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

We will randomly generate additional squares that contain an advertiser's logo in each of the four quadrants. The random generation of additional covered squares (i.e. squares that contain an advertiser's logo) may result in an instant cash or prize giveaway to the player. After the random generation of additional squares occurs, all of the squares that form a BINGO line (i.e. a vertical, horizontal or diagonal line) could be occupied with an advertiser's logo in which case the player is an instant winner. This is known as an Instant Win Card.

If the player does not have an Instant Win Card, the player moves to the Trivia Challenge phase of the game.

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

Compatibility

Our Internet Trivia Bingo utilizes a Macro Media-based front-end, which means, unlike numerous other websites, no download is required. Using Macro Media(TM) technology, download time is less than 10 seconds and there is no special installation procedure.

By utilizing Macro Media(TM) technology, Internet Trivia Bingo will be compatible on MacIntosh, Windows 95/98/2000, Windows NT, Linux and future WebTV computers.

TV Trivia Bingo

Internet Trivia Bingo players will be qualify by achieving high points ratings to participate as players on TV Trivia Bingo. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, we have not developed the television program, taped any shows or entered into negotiations with any television stations or sponsors for the production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be developed, produced or sold to any television networks.

Revenues

First and foremost we are an advertiser/sponsor supported website. We plan to generate revenues from the sale of advertising space (i.e. advertiser's logos) which appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on its Internet web site nor have we secured any sponsorship for our proposed television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

In addition, we plan to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

We are developing a CD game version of Internet Trivia Bingo. We anticipate producing the first CDs in the fourth quarter of fiscal year 2002. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to players of the CD game.

Trivia Bingo Video Terminals

We are in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit players to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

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

Manufacturing of the CDs and Video Terminals

We are in preliminary discussions with a number of potential manufacturers of the CD Trivia Bingo game and the Trivia Bingo Video Terminals. At this time it is not possible to comment with any degree of certainty on the cost of production of either the CD Trivia Bingo game or the Trivia Bingo Video Terminals. Additionally, it is not possible to comment with any degree of certainty on the projected selling prices of either the CD Trivia Bingo game or the Trivia Bingo Video Terminals. Further, there is no assurance that the CD Trivia Bingo game or the Trivia Bingo Video Terminals will ever be developed, produced or sold.

Marketing

We expect that a significant portion of our initial expenses will be related to advertising and marketing. We anticipate using banner advertising featuring hot links on strategic Internet portal and search engine sights such as Hotmail, Yahoo and Alta Vista. Each of these sites boasts more than one million visits each day and will prove an invaluable source to generate awareness of our Internet Trivia Bingo game. Advertising in traditional media, such as newspapers, magazines, television, radio, billboards, etc. will also be an important facet of the advertising and marketing program.

As of the date hereof, we have not initiated any research to determine the parameters of its advertising or the medium which it may choose

Competition

The Company will compete with other companies marketing bingo related entertainment products and services and companies offering games of skill involving the answer of trivia questions.

Millionaire and Jeopardy will be our initial competitors.

We expect to encounter significant competition from existing advertiser/sponsor-supported web-sites. Many of the Company's existing and potential competitors have or may have, as the case may be, greater capital and other resources than we do and may choose to adopt a marketing plan similar to that proposed by us. There can be no assurance that we will be able to generate meaningful revenues or earnings from its proposed Trivia Bingo operations or otherwise successfully compete in the future.

Software

In order to initiate the development of Trivia Bingo, we have retained the services of Mente Incorporated. Mente Incorporated is an Ontario based software development company. The software to run Trivia Bingo on the Internet will be our exclusive property and Mente Incorporated will have no proprietary interest in the software. Mente Incorporated is being retained on a non-exclusive basis only to provide software development support.

Testing

We estimate that its web-site will be fully developed and commercialized prior to the end of fourth quarter 2002, provided we complete this offering. Standard beta testing of the web-site will take place but is not anticipated to be onerous given the relatively simple nature of the game

Government Regulation

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

At the present time, we believe that the Trivia Bingo game would not be prohibited in North America or most other foreign jurisdictions since the game is actually a game of skill as opposed to a game of chance. Furthermore, the Trivia Bingo game we promote does not require the player to advance any consideration in order to play. However, bingo over the Internet is a new industry and some or all of the countries in which Trivia Bingo will be played may take action to more severely regulate or even prohibit Internet bingo operations in their jurisdictions.

We believe that as of the date of this prospectus, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet bingo services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of bingo opportunities, except where licensed or subject to exemption. This may include games which require the player to risk nothing but his time.

We understand that many providers of Internet bingo services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of bingo opportunities do not apply to Internet bingo services. In 1997, legislation was introduced to the United States Senate and House of Representatives (the Kyle bill) which, if enacted, would effectively amend the Federal Wire Statute, codified at 18 U.S.C. 1084, to prohibit Internet bingo operations to residents of the United States. (Internet Gambling Prohibition Act of 1997; S. 474 and H.R. 2380). Our policy will be not to offer our Internet bingo services to citizens or residents of any jurisdiction that prohibits such activities, and to otherwise endeavor to comply with laws pertaining to bingo.

Transaction with Ampang Investments Ltd.

On March 21, 2000 we entered into a Debenture Agreement in favor of Ampang Investments Ltd. to secure a line of credit in the sum of $750,000.00.

On September 21, 2000 we issued to Ampang Investments Ltd. 160,000 restricted shares of common stock for the following purposes:

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

On January 2, 2002, Ampang converted the debenture to 719,094 shares of common stock.

Company's Office

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There is no written documents evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00.

Employees

We are a development stage company and currently have no employees other than our officers and directors. We intend to hire additional employees as needed.

Risks Factors:

1. Because our auditors have issued a going concern opinion, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and TV Trivia Bingo. We have made plans and spent money in anticipation of starting our operations, but have not had the capital to actual start operations. Further, we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $13,856,673. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to complete our plan of operations
* our ability to locate customers who will participate in our games
* our ability to locate people who will buy advertising from us
* our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with starting operations. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have to generate interest in our website. If we can't do that, we will not generate revenues and will have to go out of business.

We have no customers. That is because our website is not operational. Our success depends on our ability to generate significant interest in our website. If we cannot generate the interest in our website we will not be able to generate revenues and we will have to go out of business.

4. Our business plan has not been implemented. If it is not implemented, we will cease operations. While we have plans to conduct operations, as of the date hereof we have not initiated or implemented our proposed business in any manner other than the discussion of its proposed business plan and preparation in anticipate of operations beginning. If our plan is not implemented, we will have to cease operations.

5. We are dependent upon an outside technology supplier. If it cease operations or is unwilling to provide services to us, we may have to cease operations.

We are dependent upon an outside technology supplier for the preparation and creation of our web site and Trivia Bingo game. The unavailability of such services may cause us to cease operations.

6. Our operations will be conducted from Canada whose laws are favorable to Internet Trivia Bingo, however, if those laws change, we may have to cease operations.

Our principal business operations will be located in Canada. Canadian laws relating to bingo, taxation, business licensing and other areas may be different from those typically encountered in the United States. Currently, there are a number of Internet related web sites operating from Canada. Although we intend to ensure that all agreements, permits, licenses and/or regulatory approvals are adequately addressed and followed, there can be no assurance that the regulatory climate in the future in Canada will not change. A change in those laws could cause us to cease operations.

7. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. Mr. Wachter our president and chief financial officer will be devoting 40% of his time to our operations and Mr. Sheppard our chief executive officer and secretary will be devoting 25% of his time to our operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our offices are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3. Our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There is no written documents evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FBGO."

Summary trading by quarter for the 2001 and 2000 fiscal years are as follows:

Fiscal Quarter	High Bid	Low Bid
2001
Fourth Quarter Third Quarter Second Quarter First Quarter	6.26 20.50 18.75 28.00	1.50 2.50 6.25 4.75
2000
Fourth Quarter Third Quarter Second Quarter First Quarter	26.25 118.75 121.88 140.50	7.50 105.00 112.50 105.00

These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of December 31, 2001, we had 120 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

Our directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operating and selling advertising space on our web-site. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investments by others in Firstbingo.com. We must raise cash to implement our project and stay in business.

We cannot guaranty that we will be able to raise enough money to stay in business. What ever money we do raise, will be applied to the development of our web-site, marketing and working capital. If we need additional money, we will attempt to raise additional money through a private placement, public offering or through loans. We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any money at this time, other than to pay fees connected with our filings with the SEC. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will not be conducting any research.

If we are unable to complete the development of our game because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us, but no operations upon which to base an evaluation of our performance. We are a start-up stage corporation and have not generated any revenues from operations. We cannot guaranty we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development our game, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to start operating our web-site and sell advertising on it. We are seeking equity financing to provide for the capital required to complete and promote our web-site.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to develop our game or web-site. Additional equity financing could result in additional dilution to existing shareholders.

Results of Operations

Since January 1, 2000

We are developing our Internet Bingo game and our web-site. Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 719,094 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard L. Wachter, our President and Chief Financial Officer.

The only revenues that we have generated were in the fourth quarter of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

Since January 1, 2000, we issued 919,094 shares of common stock to repurchase a convertible debenture and pay for services rendered by our officers. The shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933.

As of December 31, 2001, our total assets were $1,540,176 and our total liabilities were $805,549.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

To the Board of Directors and Stockholders
FirstBingo.com
Toronto, Ontario
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FirstBingo.com (a development stage company) (a Nevada corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from March 30, 1990 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from March 30, 1990 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on March 30, 1990 and has little revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 22, 2002

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	December 31 2001	December 31 2000
ASSETS
CURRENT ASSETS
Cash	$2,410	$2,308
Accounts receivable	2,510	-
TOTAL CURRENT ASSETS	4,920	2,308

PROPERTY AND EQUIPMENT
Software, net of accumulated amortization	1,535,256	1,705,841
TOTAL PROPERTY AND EQUIPMENT	1,535,256	1,705,841

TOTAL ASSETS	$1,540,176 =============	$1,708,149 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$34,969	$38,183
Accounts payable - related party	44,047	-
Advance from shareholder	7,600	7,600
Accrued interest	104,567	36,950
Note payable - related party	614,366	410,552
TOTAL CURRENT LIABILITIES	805,549	493,285

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $.001 par value; 910,531 and 903,520 shares issued and outstanding, respectively	911	904
Additional paid-in capital	14,548,789	14,481,296
Stock options and warrants	41,600	15,000
Accumulated deficit during development stage	(13,856,673)	(13,282,336)
TOTAL STOCKHOLDERS' EQUITY	734,627	1,214,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,540,176 ==============	$1,708,149 =============

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Years Ended December 31,		Period From March 30, 1990 (Inception) to December 31, 2001
	2001	2000
REVENUES	$10,000	$-	$10,000

COST OF REVENUES	-	-	-

GROSS PROFIT (LOSS)	10,000	-	10,000

EXPENSES
Amortization	170,584	-	170,584
Consulting fees	5,840	4,007,297	4,013,137
Directors' fees	41,600	1,211,000	1,252,600
Salaries - sales and office	40,725	-	40,725
Marketing and public relations	83,370	7,903,938	7,987,308
Legal and professional fees	27,694	38,482	70,576
Travel and entertainment	24,819	12,479	37,298
Office and administration	17,691	6,156	26,547
Software and internet services	31,256	21,267	52,523
Trade show expenses	37,492	-	37,492
Trivia bingo development	22,274	-	22,274
Pilot development	13,375	37,667	51,042
TOTAL OPERATING EXPENSES	516,720	13,238,286	13,762,106

LOSS FROM OPERATIONS	(506,720)	(13,238,286)	(13,752,106)

OTHER INCOME AND (EXPENSES)
Interest expense	(67,617)	(36,950)	(104,567)
TOTAL OTHER INCOME (EXPENSES)	(67,617)	(36,950)	(104,567)

LOSS BEFORE INCOME TAXES	(574,337)	(13,275,236)	(13,856,673)

INCOME TAXES	-	-	-

NET LOSS	$(574,337) ==============	$(13,275,236) ==========	$(13,856,673) ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.63) ==============	$(18.79) ==========	$(28.33) ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	907,624 ==============	706,334 ==========	489,078 ===========

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an average of $7.50 per share	7,011	7	52,493	-	-	52,500
Loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531 ==========	$911 ========	$14,548,789 =========	$41,600 =========	$(13,856,673) ============	$734,627 =========

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year Ended December 31,				Period From March 30, 1990 (Inception) to December 31, 2001
	2001		2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		(574,337)		$(13,275,236)		$(13,856,673)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		170,585		-		170,585
Services paid by issuance of common stock		52,500		12,979,700		13,032,200
Services paid by issuance of common stock options		41,600		15,000		56,600
Increase in accounts receivable		(2,510)		-		(2,510)
Increase (decrease) in:
Advances from shareholders		-		3,000		7,600
Accrued interest		67,617		36,950		104,567
Accounts payable		(3,214)		38,183		34,969
Accounts payable, related party		44,047		-		44,047
Net cash used in operating activities		(203,712)		(202,403)		(408,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software		-		(205,841)		(205,841)
Net cash used in investing activities		-		(205,841)		(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		203,814		410,552		614,366
Issuance of stock		-		-		2,500
Net cash provided by financing activities		203,814		410,552		616,866
Net increase (decrease) in cash		102		2,308		2,410
Cash, beginning of period		2,308		-		-
Cash, end of period		$2,410 ===========		$2,308 ==========		$2,410 ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$	- ===========	$	- ==========	$	- ==========
Income taxes	$	- ===========	$	- ==========	$	- ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$52,500		$12,979,900		$13,032,400
Services paid by issuance of stock options		$41,600		$15,000		$56,600
Stock issued for computer software		$-		$1,500,000		$1,500,000

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

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

The Company is in the development stage and as of December 31, 2001 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, but this was not substantial for the recognition of operating status. (See Note 9).

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $574,337 for the year ended December 31, 2001. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

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

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $160,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $800,000, which expire in the years 2019 through 2021. The Company recognized approximately $41,000 and $13,000,000 of losses for the issuance of common stock for services in 2001 and 2000, respectively, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31, 2001, the Company adopted SFAS No. 142. The Company does not have assets with indeterminate lives, therefore application of SFAS No. 142 had no effect in the company's financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

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

NOTE 3 - INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized and will be amortized over five years. During the year ended December 31, 2001, the Company put this software into service and the amortization expense for the year ended December 31, 2001 was $170,584.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 57,000 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits. These stock splits resulted in the Company incurring negative additional paid-in capital, which is reflected in the financial statements for the year ended December 31, 1999. During 2000, the Company issued 6,100,000 shares for services which were valued at the fair market value at the date of grant of the shares. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 4 - COMMON STOCK (continued)

sole asset was computer software. This agreement required the Company to issue 6,000,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon values at the original signing date of the agreement. The value of the shares issued in 2000 was sufficient to eliminate the negative additional paid-in capital.

During the year ended December 31, 2001, the Company issued 175,000 shares for services which were valued at the fair market value at the date of grant of the shares. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per share amounts, have been restated to reflect the reverse stock split.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. At December 31, 2001, the Company had received $614,366 from this loan. The loan is due on demand, subject to 30 days written notice. Interest on this loan in the amount of $67,617 for the year ending December 31, 2001 was recorded in the accompanying financial statements and is included in accrued interest.

NOTE 6-STOCK OPTIONS

During the year ended December 31, 2000, the board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. These options were effected by the reverse stock split, resulting in 40,000 options for prices ranging from $175.00 to $325.00 per share.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 30 percent, and the expected life of the options is one year. Accordingly, $15,000 was recorded in the accompanying financial statements. During the year ended December 31, 2001, these options expired.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 6-STOCK OPTIONS (continued)

During the year ended December 31, 2001, the board of directors granted options to acquire 12,400 shares of stock, including 400 shares that were granted in lieu of the forfeiting of 20,000 options granted in 2000 for prices ranging from $12.50 to $75.00 per share to officers and directors of the company for their services.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 166 percent, and the expected life of the options is one year. Accordingly, $41,600 was recorded in the accompanying financial statements.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2000	-	$-
Granted	40,000	250.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2000	40,000	$250.00
Options Exercisable at December 31, 2000	40,000 ===========	$250.00 =========

Outstanding at January 1, 2001	40,000	$250.00
Granted	12,400	60.89
Exercised	-	-
Forfeited	44,400	9.28
Outstanding at December 31, 2001	8,000 ===========	$60.89 =========
Options Exercisable at December 31, 2001	8,000 ===========	$60.89 =========

Fair Market Value Per Share of Options Granted at December 31, 2001		$14.84 =========

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is presently undertaking the required steps to register additional shares of stock for sale. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $15,000, which will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

NOTE 8 - REVENUE

During the year ended December 31, 2001, the Company recognized revenues of $10,000 from a license agreement with a third party for use of the Company's logos and trademark in the production and distribution of a televison version of the Trivia Bingo Game. See Note 9.

NOTE 9 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for the use in producing and distributing the Trivia Bingo Game in a television game show format.

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

Should the agreement be terminated, Tesauro is still obligated to pay the remainder of the $10,000 fee, regardless of when the agreement is terminated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name and Address	Age	Position(s)

Richard L. Wachter Times Square, Provo BWI, P. O. Box 663 Turks and Caicos Island	49	President, Chief Financial Officer, and a member of the Board of Directors
Thomas M. Sheppard 488 Huron Street Toronto, Ontario Canada M5R 2R3	51	Secretary, Chief Executive Officer, and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Richard Lyle Wachter - President, Treasurer, Chief Financial Officer, and a member of the Board of Directors.

Since February 2001, Mr. Wachter has been our president, treasurer, chief financial officer and a member of the board of directors. Mr. Wachter has spent the last 23 years of his career in land and commercial real estate development. From June 1978 to July1983, Mr. Wachter was the President of Future Care Ltd. located in Toronto, Ontario. Future Care Ltd. was engaged in the business of construction and development of retirement homes. From August 1984 to December 1995, Mr. Wachter was the C.E.O. and President of Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd., both of which were located in Toronto, Ontario. Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd. were respectively engaged in the development, management and operation of senior care facilities. In 1988 Mr. Wachter's executive abilities were recognized when he was nominated for entrepreneur of the year for Canada. Between 1992 to 1995 Mr. Wachter was designated in the Who's Who in Canadian Business as well as the international version of the Who's Who in 1994. Since May 1995, Mr. Wachter has been the President of The Bentley Group Ltd. located in the Turks and Caicos Island, British West Indies. The Bentley Group Ltd is engaged in the business of real estate and land development.

Thomas Michael Sheppard - Secretary, Chief Executive Officer and a member of the Board of Directors.

Since February 2001, Mr. Sheppard has been our secretary, chief executive officer and a member of the board of directors. Since his call to the bar in 1978, Mr. Sheppard has been a member of the Law Society of Upper Canada. From 1981 to present, Mr. Sheppard has practiced in the area of corporate commercial law, securities law and real estate law with a particular emphasis on financing transactions. Mr. Sheppard counsels emerging companies in the early stages of their growth, helps to identify merger targets and joint venture partners, and has been guiding companies through the initial public offering process in North America.

All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Mr. Wachter will devote approximately 40% of his time to the operation of our business and Mr. Sheppard will devote approximately 25% of his time to the operation of our business.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Richard L. Wachter President	2001 2000 1999	0 0 0	0 0 0	0 0 0	100,000 0 0	0 0 0	0 0 0	0 0 0

Thomas M. Sheppard Chief Executive Officer	2001 2000 1999	0 0 0	0 0 0	0 0 0	100,000 0 0	0 0 0	0 0 0	0 0 0

Douglas G. Lewis Director (Resigned 2002)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Paul LeBreux (Resigned 2000)	2000 1999	0 0	0 0	0 0	0 0	0 0	0 0	0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to our officers and/or directors and one former officer and director:

Name	Number of Securities Underlying Options SARs Granted	Number of Securities Underlying Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh)	Number of Options Exercised	Expiration Date
Richard L. Wachter	100,000	100,000	$50.00	-0-	12/31/2002
Thomas M. Sheppard	100,000	100,000	$50.00	-0-	12/31/2002
Douglas G. Lewis (resigned)	10,000	10,000	$12.50	-0-	12/31/2002

The exercise price reflects the 1 for 25 reverse stock split that took place on December 31, 2001.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Conflicts of Interest

At the present time, we do not foresee a direct conflicts of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is our officers' and directors' devotion of time to projects that do not involve us

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Richard L. Wachter [1][2]	200,000	President, Chief Financial Officer and a member of the Board of Directors	9.85%
Thomas M. Sheppard [1][2]	200,000	Secretary, Chief Executive Officer and a member of the Board of Directors	9.85%
All officer and Directors as a Group (2 Persons)	400,000		19.70%
Ampang Investments Ltd [3] Cable Beach Courts #1, West Bay Street P.O. Box CB-11728 Nassau, Bahamas	879,094		43.31%
The Bentley Group Ltd. [4] Times Square, Provo BWI, P.O. Box 663 Turks and Caicos Islands	314,000		15.47%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

[2] Includes options issued to Messrs Wachter and Sheppard to acquire up to 100,000 shares of common stock each.

[3] Ampang Investments Ltd. is owned and controlled by The Bentley Group Ltd.

[4] The Bentley Group Ltd. is owned and controlled by Richard Wachter, our president and chief financial officer.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 13, 2000 we entered into an oral agreement with the law firm of Harris & Harris to hire Mr. Paul R. LeBreux as our president, secretary, treasurer, and chief executive officer in consideration of $50,000 payable quarterly in advance and options to acquire 500,000 shares of common stock at an excise price of $4.00 per share expiring December 31, 2001. Upon his resignation as an officer and director of FirstBingo, Mr. Paul LeBreux surrendered his aforementioned 500,000 options in lieu of receiving 100,000 options at an excise price of $3.00 per share expiring December 31, 2001.

In 2000, we paid the law firm of Harris & Harris $107,000 in legal fees. Mr. LeBreux, our former president is a member of Harris & Harris

On March 21, 2000 we entered into a Debenture Agreement in favor of Ampang Investments Ltd. to secure a line of credit in the sum of US$750,000.00.

On September 21, 2000 we issued to Ampang Investments Ltd. 4,000,000 restricted shares of common stock for the following purposes:

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

On January 2, 2002, Ampang Investments Ltd. converted its debenture to 719,094 restricted shares of our common stock.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter of 2001.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-31289 on August 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
3.3	Amended Articles of Incorporation - May 26, 1999
4.1	Specimen Stock Certificate.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report filed with the Securities and Exchange Commission, SEC file #000-31289 on April 12, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.1	Debenture
10.2	Stock Purchase Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

FirstBingo.com (Registrant)
BY:	/s/ Richard Wachter Richard L. Wachter, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Richard Wachter Richard L. Wachter	President, Chief Financial Officer and a member of the Board of Directors	March 28, 2002
Thomas M. Sheppard Thomas M. Sheppard	Secretary, Chief Executive Officer and a member of the Board of Directors	March 28, 2002