Form 10QSB
period 2002-03-31
FIRSTBINGO COM
filed 2002-05-20
CIK 1120285

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-31289

FIRSTBINGO. COM
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

488 Huron Street
Toronto, Ontario
Canada M5R 2A3
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
Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 1,829,525

==================================================================================

PART I.

ITEM 1. Financial Statements

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise, as of March 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2002 and 2001, and for the period from March 30, 1990 (inception) through March 31, 2002. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on it in our report dated March 22, 2002. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on March 30, 1990, has little revenues, has limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 3, 2002

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	March 31, 2002 (Unaudited)	December 31 2001
ASSETS
CURRENT ASSETS
Cash	$21,619	$2,410
Accounts receivable	-	2,510
TOTAL CURRENT ASSETS	21,619	4,920
PROPERTY AND EQUIPMENT
Software, net of accumulated amortization	1,449,965	1,535,256
TOTAL PROPERTY AND EQUIPMENT	1,449,965	1,535,256

TOTAL ASSETS	$1,471,584	$1,540,176
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$34,804	$34,969
Accounts payable - related party	40,786	44,047
Advance from shareholder	7,600	7,600
Accrued interest	1,604	104,567
Note payable - related party	94,061	614,366
TOTAL CURRENT LIABILITIES	178,855	805,549

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $.001 par value; 1,829,525 and 910,531 shares issued and outstanding, respectively	1,830	911
Additional paid-in capital	15,466,964	14,548,789
Stock options and warrants	41,600	41,600
Accumulated deficit during development stage	(14,217,665)	(13,856,673)
TOTAL STOCKHOLDERS' EQUITY	1,292,729	734,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,471,584	$1,540,176

See accompanying noes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Period From March 30, 1990 (Inception) to March 31, 2002 (Unaudited)
	2002 (Unaudited)	2001 (Unaudited)

REVENUES	$-	$-	$10,000
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	10,000
EXPENSES
Amortization	85,292	-	255,876
Consulting fees	-	-	4,013,137
Directors' fees	200,000	-	1,452,600
Salaries - sales and office	-	36,046	40,725
Marketing and public relations	15,683	10,673	8,002,991
Legal and professional fees	29,496	11,934	100,072
Travel and entertainment	6,980	24,819	44,278
Office and administration	5,658	6,678	32,205
Software and internet services	16,119	17,094	68,642
Trade show expenses	-	37,492	37,492
Trivia bingo development	-	7,863	22,274
Pilot development	-	7,380	51,042
TOTAL OPERATING EXPENSES	359,228	159,979	14,121,334
LOSS FROM OPERATIONS	(359,228)	(159,979)	(14,111,334)

OTHER INCOME AND (EXPENSES)
Interest expense	(1,764)	(14,441)	(106,331)
TOTAL OTHER INCOME (EXPENSES)	(1,764)	(14,441)	(106,331)

LOSS BEFORE INCOME TAXES	(360,992)	(174,420)	(14,217,665)
INCOME TAXES	-	-	-

NET LOSS	$(360,992)	$(174,420)	$(14,217,665)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.24)	$(0.19)	$(27.74)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	1,513,048	903,520	512,583

See accompanying noes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an average of $7.50 per share	7,011	7	52,493	-	-	52,500
Loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per share	200,000	200	199,800	-	-	200,000
Issuance of common for interest and debt at a price of $1.00 per share	719,094	719	718,375	-	-	719,094
Loss for the three months ending March 31, 2002 (unaudited)	-	-	-	-	(360,992)	(360,992)
Balance, March 31, 2002 (unaudited)	1,829,625	$1,830	$15,466,964	$41,600	$(14,217,665)	$1,292,729

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
			Period From March 30, 1990 (Inception) to March 31,
	Three Months Ended March 31,
	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,992)	$(174,420)	$(14,217,665)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	85,292	-	255,877
Services paid by issuance of common stock	200,000	-	13,232,200
Services paid by issuance of common stock options	-	-	56,600
Interest paid by issuance of common stock	104,727	-	104,727
Decrease in accounts receivable	2,510	-	-
Increase in prepaid expenses	-	(1,778)	-
Increase (decrease) in:
Advances from shareholders	-	-	7,600
Accrued interest	(102,963)	14,441	1,604
Accounts payable	(165)	10,453	34,804
Accounts payable, related party	(3,261)	42,392	40,786
Net cash used in operating activities	(74,852)	(108,912)	(483,467)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	94,061	119,950	708,427
Issuance of stock	-	-	2,500
Net cash provided by financing activities	94,061	119,950	710,927

Net increase (decrease) in cash	19,209	11,038	21,619

Cash, beginning of period	2,410	2,308	-

Cash, end of period	$21,619	$13,346	$21,619

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$200,000	$-	$13,232,400
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$614,366	$-	$614,366
Stock issued for accrued interest	$104,727	$-	$104,727

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

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

The Company is in the development stage and as of March 31, 2002 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, but this was not substantial for the recognition of operating status. (See Note 7).

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $360,992 for the three months ended March 31, 2002 and has a large accumulated deficit. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements
The interim financial statements as of and for the period ended March 31, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2002, the Company had net deferred tax assets of approximately $200,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
 At March 31, 2002, the Company has net operating loss carryforwards of approximately $1,000,000, which expire in the years 2020 through 2022. The Company recognized approximately $200,000 and $41,600 of losses for the issuance of common stock for services in 2002 and 2001, respectively, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31 2001, the Company adopted SFAS No. 142. The Company does not have assets with indeterminate lives, therefore application of SFAS No. 142 had no effect in the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this software----acquired during the year ended December 31, 2000---was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software---which was purchased solely for internal use and will not be marketed externally---have been capitalized and will be amortized over five years. During the three months ended March 31, 2002, the Company put this software into service and the amortization expense for the three months ended March 31, 2002 was $85,292

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 419,520 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits. These stock splits resulted in the Company incurring negative additional paid-in capital, which is reflected in the financial statements for the year ended December 31, 1999. During 2000, the Company issued 6,100,000 shares for services which were valued at the fair market value at the date of grant of the shares. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 6,000,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon values at the original signing date of the agreement. The value of the shares issued in 2000 was sufficient to eliminate the negative additional paid-in capital.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 4 - COMMON STOCK (continued)

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

During the three months ended March 31, 2002, the Company issued 200,000 shares to two of its directors for services which were valued at $1.00 per share, the fair market value at the date of issue. In addition the Company issued 719,094 shares of stock in lieu of a note payable to a related party. (See Note 5.)

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January, 2002 the balance of the note was converted into 719,094 shares of stock, the approximate value of the note and the accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share. As of March 31, 2002, the Company has received an additional $94,061 from this related party and interest of $1,604 has been accrued and expensed.

NOTE 6-STOCK OPTIONS

During the year ended December 31, 2000, the board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. These options were effected by the reverse stock split, resulting in 40,000 options for prices ranging from $175.00 to $325.00 per share.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 6---STOCK OPTIONS (continued)

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

The following is a summary of stock option activity:

Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2001	40,000	$250.00
Granted	12,400	60.89
Exercised	-	-
Forfeited	(44,400)	232.09
Outstanding at December 31, 2000	8,000	$60.89
Options Exercisable at December 31, 2001	8,000	$60.89

Outstanding at January 1, 2002	8,000	$60.89
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2002	8,000	$60.89
Options Exercisable at March 31, 2002	8,000	$60.89

Fair Market Value Per Share of Options Granted at March 31, 2002		$0.00

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002

NOTE 7 - LICENSE AGREEMENT

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

Should the agreement be terminated, Tesauro is still obligated to pay the remainder of the $10,000 fee, regardless of when the agreement is terminated. As of March 31, 2002, the Company has received the entire $10,000 fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans.

The Company has filed a Form SB-2 registration statement and is seeking to raise up to $11,641,699.10 through the sale of common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2002

FIRSTBINGO. COM (Registrant)

By:	/s/ Richard Wachter Richard L. Wachter, President, and a member of the Board of Directors