Form 10QSB
period 2002-06-30
FIRSTBINGO COM
filed 2002-08-14
CIK 1120285

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 1,829,625

==================================================================================

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT'S INDEPENDENT REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise, as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and six months ended June 30, 2002 and 2001, and for the period from March 30, 1990 (inception) through June 30, 2002. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 6, 2002

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS
Cash	$427	$2,410
Accounts receivable	-	2,510
TOTAL CURRENT ASSETS	427	4,920
PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	164,673	1,535,256
TOTAL PROPERTY AND EQUIPMENT	164,673	1,535,256

TOTAL ASSETS	$165,100	$1,540,176
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$51,324	$34,969
Accounts payable - related party	37,654	44,047
Advance from shareholder	7,600	7,600
Accrued interest	4,492	104,567
Note payable - related party	99,251	614,366
TOTAL CURRENT LIABILITIES	200,321	805,549

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
1,829,625 and 910,531 shares issued and outstanding, respectively	1,830	911
Additional paid-in capital	15,466,964	14,548,789
Stock options and warrants	41,600	41,600
Accumulated deficit during development stage	(15,545,615)	(13,856,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(35,221)	734,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$165,100	$1,540,176

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,		Period From March 30, 1990 (Inception) to June 30, 2002 (Unaudited)
	2002 (Unaudited)	2001 (Unaudited)	2002 (Unaudited)	2001 (Unaudited)
REVENUES	$-	$-	$-	$-	$10,000
COST OF REVENUES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	10,000
EXPENSES
Amortization	10,292	-	95,584	-	266,168
Consulting fees	-	5,840	-	5,840	4,013,137
Directors' fees	-	-	-	-	1,252,600
Directors' salaries	-	-	200,000	-	200,000
Salaries - sales and office	-	3,478	-	39,524	40,725
Filing fees	7,905	-	7,905	-	7,905
Marketing and public relations	8,437	4,983	24,120	17,011	8,011,428
Legal and professional fees	12,483	4,648	41,979	16,581	112,555
Travel and entertainment	-	-	6,980	24,819	44,278
Office and administration	7,428	2,744	13,086	8,067	39,633
Software and internet services	3,678	5,510	19,797	22,604	72,320
Trade show expenses	-	-	-	37,492	37,492
Trivia bingo development	-	14,411	-	22,274	22,274
Pilot development	-	2,610	-	9,990	51,042
TOTAL OPERATING EXPENSES	50,222	44,224	409,451	204,202	14,171,556
LOSS FROM OPERATIONS	(50,222)	(44,224)	(409,451)	(204,202)	(14,161,556)
OTHER INCOME AND (EXPENSES)
Interest expense	(2,728)	(16,667)	(4,492)	(31,108)	(109,059)
Loss on impairment of software	(1,275,000)	-	(1,275,000)	-	(1,275,000)
TOTAL OTHER INCOME (EXPENSES)	(1,277,728)	(16,667)	(1,279,492)	(31,108)	(1,384,059)
LOSS BEFORE INCOME TAXES	(1,327,950)	(60,891)	(1,688,943)	(235,310)	(15,545,615)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(1,327,950)	$(60,891)	$(1,688,943)	$(235,310)	$(15,545,615)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.73)	$(0.07)	$(1.01)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK sSHARES OUTSTANDING,
BASIC AND DILUTED	1,829,625	903,520	1,672,211	903,520

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Initial issuance of common stock in
April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an
average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an
average of $7.50 per share	7,011	7	52,493	-	-	52,500
Loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per share	200,000	200	199,800	-	-	200,000
Issuance of common stock for accrued interest and debt
at a price of $1.00 per share	719,094	719	718,375	-	-	719,094
Loss for the six months ending June 30, 2002 (unaudited)	-	-	-	-	(1,688,943)	(1,688,943)
Balance, June 30, 2002 (unaudited)	1,829,625	$1,830	$15,466,964	$41,600	$(15,545,615)	$(35,221)

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,		Period From March 30, 1990 (Inception) to June 30, 2002 (Unaudited)
	2002 (Unaudited)	2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688,943)	$(235,310)	$(15,545,616)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	95,584	-	266,169
Loss on impairment of software	1,275,000	-	1,275,000
Services paid by issuance of common stock	200,000	-	13,232,200
Services paid by issuance of common stock options	-	-	56,600
Interest paid by issuance of common stock	104,727	-	104,727
Decrease in accounts receivable	2,510	-	-
Increase (decrease) in:
Advances from shareholders	-	-	7,600
Accrued interest	(100,075)	31,108	4,492
Accounts payable	16,355	(11,263)	51,324
Accounts payable, related party	(6,392)	42,392	37,655
Net cash used in operating activities	(101,234)	(173,073)	(509,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	99,251	190,479	713,617
Issuance of stock	-	-	2,500
Net cash provided by financing activities	99,251	190,479	716,117
Net increase (decrease) in cash	(1,983)	17,406	427
Cash, beginning of period	2,410	2,308	-
Cash, end of period	$427	$19,714	$427
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$200,000	$-	$13,232,400
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$614,366	$-	$614,366
Stock issued for accrued interest	$104,727	$-	$104,727
Loss on impairment of software	$1,275,000	$-	$1,275,000

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company is in the development stage and as of June 30, 2002 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FirstBingo.com is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the of the preparation of the financial statements.

Development Stage Activities
 The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, but this was not sufficient for the recognition as an operating company. (See Note 7).

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,688,943 for the six months ended June 30, 2002. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $225,000. The anticipated source of funds may be the issuance for cash of additional equity instruments. In addition management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
 of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Interim Financial Statements
 The interim financial statements as of and for the period ended June 30, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2002, the Company had net deferred tax assets of approximately $500,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $2,500,000, which expire in the years 2020 through 2022. This includes $200,000 of losses for stock issued in 2002 for directors' salaries which had been previously classified as nondeductible service payments. The Company recognized approximately $41,600 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the three months ended June 30, 2002, the Company determined that its software was impaired. See Note 3.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
 In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require lease modifications in certain sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 3-INTANGIBLE ASSETS

The Company has capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license-which was purchased solely for internal use and will not be marketed externally-have been capitalized and will be amortized over five years. During the three months ended June 30, 2002, the Company determined that the remaining software was substantially impaired and, as part of the analysis, that the unamortized balance was of minimal value to the Company. Therefore the software was deemed to be fully impaired and the impairment charged to operations.

During the three months ended June 30, 2002 the website and software license amortization expense was $10,292.

NOTE 4-COMMON STOCK

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

During 2000, the Company issued 244,000 shares for services which were valued at the fair market value of the shares at the date of issuance. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 240,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon the value of the shares at the original signing date of the agreement.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 4-COMMON STOCK (continued)

During the year ended December 31, 2001, the Company issued 7,011 shares for services which were valued at the fair market value of the shares at the dated granted. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits

During the three months ended June 30, 2002, the Company issued 200,000 shares to two of its directors for salaries and bonuses which were valued at $1.00 per share, the fair market value of the shares at the date of issue. In addition the Company issued 719,094 shares of stock in lieu of a note payable to a related party. (See Note 5.)

All noncash stock transactions are valued at the fair market value of the shares on the date the shares were granted. This value is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity

NOTE 5-RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January, 2002 the balance of the note was converted into 719,094 shares of stock, the approximate value of the note and the accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of June 30, 2002, the Company has received an additional $99,251 from this related party and interest of $4,492 has been accrued and expensed.

NOTE 6-STOCK OPTIONS

During the year ended December 31, 2000, the board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. After the reverse stock split in 2001, there were 40,000 options outstanding with prices ranging from $175.00 to $325.00 per share.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 6-STOCK OPTIONS (continued)

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2001	40,000	$250.00
Granted	12,400	60.89
Exercised	-	-
Forfeited	(44,400)	232.09
Outstanding at December 31, 2000	8,000	$60.89
Options Exercisable at December 31, 2001	8,000	$60.89

Outstanding at January 1, 2002	8,000	$60.89
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2002	8,000	$60.89
Options Exercisable at June 30, 2002	8,000	$60.89
Fair Market Value Per Share of Options Granted, at June 30, 2002		$-

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2002

NOTE 7-LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for the use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. (As of June 30, 2002, the Company has received the entire $10,000 fee.)

Additional terms for the agreement include provisions for royalties to be paid to the Company in the event of the television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Company continues to maintain a minimal cash balance in order to fulfill its financial commitments. All of this cash balance has been obtained through borrowing. The company was not in a liquid position at June 30, 2002, having $427 of working capital. This compares to working capital of $21,619 at March 31, 2002. The majority shareholders have funded any cash shortfalls experienced by the Company.

Current assets decreased from $ 21619 at March 31, 2002 to $427 at June 30, 2002, an decrease considered by the Company to be negligible. Current liabilities at March 31, 2002, were $178,855.00. These liabilities increased at June 30, 2002, to $200,321.

A major reason for the decrease in current assets is that the Company ulitized these funds to finance both its day-to-day expenses and its ongoing marketing initiatives. In addition, the funding of the year to date, shortfalls are reflected in the "Note 5 payable-related party" of $94,061 and interest of $1,604 has been accrued and expensed which represents monies advanced to the Company by its majority shareholders in the first quarter of 2002. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issue of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest", further demonstrating the commitment of the majority shareholder to the long-term viability of the Company.

The Company has continuously maintained minimal liquidity, however, through its commitment from its majority shareholder to provide funding when necessary, has had no problems in fulfilling its financial obligations. Presently, the Company has no material commitments for capital expenditures. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements, however, the majority shareholders will continue to satisfy working capital requirements until such time as the Company's operations are significantly expanded or upon the successful completion of its intended sfinancing which was referred to in our first quarter filing and continues to be processed satisfactorily.

Results of Operations

Upon the successful completion of its intended financing the Company intends to derive its operating revenues from the following sources:

1.   advertising campaigns on its website, including merchandising its products;

2.   the sale of CD ROMS and its "board game";

3.   launching an internet initiative using a pay-for-play model; and

4.   launching its television game show.

Fiscal Second Quarter June 30, 2002 Compared to Fiscal March 31, 2002

The Company has had no revenues from operations in either First or Second Quarter of 2002.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on the Company's operations during the foreseeable future.

PART II.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2002.

FIRSTBINGO. COM (Registrant)
/s/ Richard Wachter Richard L. Wachter, President, and a member of the Board of Directors
/s/ Thomas M. Shepard Thomas M. Shepard, Secretary, Chief Executive Officer and a member of the Board of Directors