Form 10QSB
period 2002-09-30
FIRSTBINGO COM
filed 2002-11-15
CIK 1120285

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-31289

FIRSTBINGO. COM
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

488 Huron Street
Toronto, Ontario
Canada M1R 2R3
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 1,829,625

=========================================================================

PART I.

ITEM 1. Financial Statements

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

ACCOUNTANT'S INDEPENDENT REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise, as of September 30, 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2002 and 2001, and for the period from March 30, 1990 (inception) through September 30, 2002. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated March 22, 2002. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 1, 2002

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	September 30, 2002	December 31,
ASSETS	(Unaudited)	2001
CURRENT ASSETS
Cash	$8,066	$2,410
Accounts receivable	-	2,510
TOTAL CURRENT ASSETS	8,066	4,920

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	154,381	1,535,256
TOTAL PROPERTY AND EQUIPMENT	154,381	1,535,256

TOTAL ASSETS	$162,447	$1,540,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$58,427	$34,969
Accounts payable - related party	37,206	44,047
Advance from shareholder	7,600	7,600
Accrued interest	12,267	104,567
Note payable - related party	99,251	614,366
Note payable	31,985	-
TOTAL CURRENT LIABILITIES	246,736	805,549

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
1,829,625 and 910,531 shares issued and outstanding, respectively	1,830	911
Additional paid-in capital	15,466,964	14,548,789
Stock options and warrants	41,600	41,600
Accumulated deficit during development stage	(15,594,683)	(13,856,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(84,289)	734,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$162,447	$1,540,176

See accompanying notes and accounting review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
					Period From March 30, 1990 (Inception) to September 30, 2002 (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 (Unaudited)	2001 (Unaudited)	2002 (Unaudited)	2001 (Unaudited)
REVENUES	$-	$10,000	$-	$10,000	$10,000
COST OF REVENUES	-	-	-	-	-
GROSS PROFIT	-	10,000	-	10,000	10,000
EXPENSES
Amortization	10,292	85,292	105,876	85,292	276,460
Consulting fees	-	-	-	5,840	4,013,137
Directors' fees	-	-	-	-	1,252,600
Officers' salaries	-	-	200,000	-	200,000
Salaries - sales and office	-	347	-	39,871	40,725
Filing fees	124	-	8,029	-	8,029
Marketing and public relations	17,238	11,529	41,358	28,572	8,028,666
Legal and professional fees	9,434	3,572	51,413	20,153	121,989
Travel and entertainment	-	-	6,980	24,819	44,278
Office and administration	3,483	3,708	16,569	12,961	43,116
Software and internet services	721	7,107	20,518	29,711	73,041
Trade show expenses	-	-	-	37,492	37,492
Trivia bingo development	-	-	-	22,274	22,274
Pilot development	-	-	-	9,990	51,042
Loss on impairment of software	-	-	1,275,000	-	1,275,000
TOTAL OPERATING EXPENSES	41,293	26,263	1,725,743	316,975	15,487,849
LOSS FROM OPERATIONS	(41,293)	(16,263)	(1,725,743)	(306,975)	(15,477,849)
OTHER INCOME(EXPENSES)
Interest expense	(7,775)	(18,128)	(12,267)	(49,236)	(116,834)
TOTAL OTHER INCOME (EXPENSES)	(7,775)	(18,128)	(12,267)	(49,236)	(116,834)
LOSS BEFORE INCOME TAXES	(49,068)	(34,391)	(1,738,010)	(356,211)	(15,594,683)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(49,068)	$(34,391)	$(1,738,010)	$(356,211)	$(15,594,683)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.04)	$(1.01)	$(0.39)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	1,829,625	903,520	1,725,259	903,520

See accompanying notes and accounting review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Initial issuance of common stock in April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative loss for the years ended December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an average of $7.50 per share	7,011	7	52,493	-	-	52,500
Loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per share	200,000	200	199,800	-	-	200,000
Issuance of common stock for accrued interest and debt at a price of$1.00 per share	719,094	719	718,375	-	-	719,094
Loss for the nine months ending September 30, 2002 (unaudited)	-	-	-	-	(1,738,010)	(1,738,010)
Balance, September 30, 2002 (unaudited)	1,829,625	$1,830	$15,466,964	$41,600	$(15,594,683)	$(84,289)

See accompanying notes and accounting review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
			Period From March 30, 1990 (Inception) to September 30, 2002
	Nine Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,738,010)	$(356,211)	$(15,594,683)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	105,876	85,292	276,461
Loss on impairment of software	1,275,000	-	1,275,000
Services paid by issuance of common stock	200,000	-	13,232,200
Services paid by issuance of common stock options	-	-	56,600
Interest paid by issuance of common stock	104,727		104,727
Decrease in accounts receivable	2,510	(4,880)	-
Increase (decrease) in:
Advances from shareholders	-	-	7,600
Accrued interest	(92,300)	49,236	(12,267)
Accounts payable	23,458	(4,770)	58,427
Accounts payable, related party	(6,841)	42,392	37,206
Net cash used in operating activities	(125,580)	(188,941)	(534,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	131,236	200,651	745,602
Issuance of stock	-	-	2,500
Net cash provided by financing activities	131,236	200,651	748,102
Net increase (decrease)in cash	5,656	11,710	8,066
Cash, beginning of period	2,410	2,308	-
Cash, end of period	$8,066	$14,018	$8,066
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$200,000	$-	$13,232,400
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$614,366	$-	$614,366
Stock issued for accrued interest	$104,727	$-	$104,727
Loss on impairment of software	$1,275,000	$-	$1,275,000

See accompanying notes and accounting review report.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

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

The Company is in the development stage and as of September 30, 2002 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, but this was not sufficient for recognition as an operating company. (See Note 7.)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,738,011 for the nine months ended September 30, 2002. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to September 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $225,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
the Company cannot continue in existence. Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Interim Financial Statements
The interim financial statements as of and for the period ended September 30, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. At this time, the financial statements and the notes thereto, are not considered consolidated since the Company's only subsidiary is non-operating and dormant, containing no material assets or liabilities.

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
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
At September 30, 2002, the Company had net deferred tax assets of approximately $515,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $2,575,000, which expire in the years 2020 through 2022. This includes $200,000 of losses for stock issued in 2002 for directors' salaries which had been previously classified as nondeductible service payments. The Company recognized approximately $41,600 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No.144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the three months ended September 30, 2002, the Company determined that its software was impaired. See Note 3.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB No. 64, which amended FASB No. 44, was rescinded as it was no longer necessary. FASB No. 145 amended FASB No. 13 to require lease modifications in certain sale-leaseback transactions. Management has not yet determined the effects of adopting this statement on the financial position or results of operations.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

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

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of the shares exchanged for software. (See Note 4). No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license-which was purchased solely for internal use and will not be marketed externally-have been capitalized and will be amortized over five years.

During the nine months ended September 30, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations as described in Note 1. The analysis performed by the Company included a review by management of the direction the Company would be taking in the future. This analysis determined that the software which was placed in service in 2001 and was being amortized by the Company was no longer being used in the Company's operations. Therefore, the software was deemed to be fully impaired and the impairment was charged to operations.

During the three months ended September 30, 2002 the website and software license amortization expense was $10,292.

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

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 4 - COMMON STOCK (continued)

During the year ended December 31, 2001, the Company issued 7,011 shares for services which were valued at the fair market value of the shares at the dated granted. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits

During the nine months ended September 30, 2002, the Company issued 200,000 shares to two of its directors for salaries and bonuses which were valued at $1.00 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 719,094 shares of stock in lieu of a note payable to a related party. (See Note 5.)

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

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002 the balance of the note was converted into 719,094 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2002, the Company has received from this related party an additional $99,251 from this related party and interest of $7,470 has been accrued and expensed.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 6 - CONVERTIBLE DEBT

During the nine months ended September 30, 2002, the Company sold in a private placement to accredited investors a convertible pay-in-kind note due October 2, 2002, in the principal amount of $31,985 in cash. The convertible note bears interest at the rate of 15% or $4,797 and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

NOTE 7-STOCK OPTIONS

During the year ended December 31, 2000, the Company's board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. After the reverse stock split in 2001, there were 40,000 options outstanding with prices ranging from $175.00 to $325.00 per share.

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

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 7-STOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2001	40,000	$250.00
Granted	12,400	60.89
Exercised	-	-
Forfeited	(44,400)	232.09
Outstanding at December 31, 2000	8,000	$60.89
Options Exercisable at December 31, 2001	8,000	$60.89

Outstanding at January 1, 2002	8,000	$60.89
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2002	8,000	$60.89
Options Exercisable at September 30, 2002	8,000	$60.89
Fair Market Value Per Share of Options Granted, at September 30, 2002		$-

NOTE 8 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. (As of September 30, 2002, the Company has received the entire $10,000 fee.)

Additional terms for the agreement include provisions for royalties to be paid to the Company in the event of the television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Company continues to maintain a minimal cash balance in order to fulfill its financial commitments. All of this cash balance has been obtained through borrowing. The company was not in a liquid position at September 30, 2002, having $ 8066 of working capital. This compares to working capital of $427 at June 30, 2002. The majority shareholders have funded all cash shortfalls experienced by the Company.

Current assets increased from $ 427 at June 30, 2002 to $ 8066 at September 30, 2002, an increase considered by the Company to be negligible. Current liabilities at June 30, 2002, were $ 200,321. These liabilities increased at September 30, 2002, to $249,439.

A major reason for the increase in current assets is that the Company continues to ulitize these funds to finance both its day-to-day expenses and its ongoing marketing initiatives. In addition, the funding of the year to date, shortfalls are reflected in the "Note 5 payable-related party" of $ 99,251 and interest of $ 7,470 has been accrued and expensed which represents monies advanced to the Company by its majority shareholders in the first three quarters of 2002. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issue of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest", further demonstrating the commitment of the majority shareholder to the long-term viability of the Company.

The Company has continuously maintained minimal liquidity, however, through its commitment from its majority shareholder to provide funding when necessary, has had no problems in fulfilling its financial obligations. Presently, the Company has no material commitments for capital expenditures. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements, however, the majority shareholders will continue to satisfy working capital requirements until such time as the Company's operations are significantly expanded or upon the successful completion of its intended financing which was referred to in our first quarter filing and continues to be processed satisfactorily, in fact, the Company has completed a Form SB-2 registration statement which was declared effective by the Securities and Exchange Commission on Friday, October 11, 2002 at 3:30 p.m. EDT. This offering will allow the Company to offer up to 3,000,000 shares of common stock on a self-underwritten basis.

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

Fiscal Second Quarter June 30, 2002 Compared to Fiscal March 31, 2002

The Company has had no revenues from operations in either First, Second, or Third Quarters of 2002.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on the Company's operations during the foreseeable future

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2002

FIRSTBINGO. COM (Registrant)
By:	/s/ Richard L. Wachter Richard L. Wachter, President, Chief Financial Officer and a member of the Board of Directors
By:	/s/ Thomas M. Shepard Thomas M. Shepard, Secretary, Chief Executive Officer and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FirstBingo.com (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Richard L. Wachter, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2002.

/s/ Richard L. Wachter Richard L. Wachter Chief Financial Officer

In connection with the Quarterly Report of FirstBingo.com (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Thomas M. Shepard, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2002.

/s/ Thomas M. Shepard Thomas M. Shepard Chief Executive Officer

CERTIFICATION

I, Richard L. Wachter, certify that:

1. I have reviewed this interim report on Form 10-QSB of FirstBingo.com;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.

/s/ Richard L. Wachter Richard L. Wachter President, Chief Financial Officer

I, Thomas M. Shepard, certify that:

1. I have reviewed this interim report on Form 10-QSB of FirstBingo.com;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.

/s/ Thomas M. Shepard Thomas M. Shepard Secretary, Chief Executive Officer