Form 10QSB/A
period 2002-09-30
FIRSTBINGO COM
filed 2002-12-19
CIK 1120285

==================================================================================

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

Current assets increased from $ 427 at June 30, 2002 to $ 8066 at September 30, 2002, an increase considered by the Company to be negligible. Current liabilities at June 30, 2002, were $ 200,321. These liabilities increased at September 30, 2002, to $246,736.

A major reason for the increase in current assets is that the Company continues to utilize these funds to finance both its day-to-day expenses and its ongoing marketing initiatives. In addition, the funding of the year to date, shortfalls are reflected in the "Note 5 payable-related party" of $ 99,251 and interest of $ 7,470 has been accrued and expensed which represents monies advanced to the Company by its majority shareholders in the first three quarters of 2002. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issue of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest", further demonstrating the commitment of the majority shareholder to the long-term viability of the Company.

The Company has continuously maintained minimal liquidity, however, through its commitment from its majority shareholder to provide funding when necessary, has had no problems in fulfilling its financial obligations. Presently, the Company has no material commitments for capital expenditures. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements, however, the majority shareholders will continue to satisfy working capital requirements until such time as the Company's operations are significantly expanded or upon the successful completion of its intended financing which was referred to in our first quarter filing and continues to be processed satisfactorily, in fact, the Company has completed a Form SB-2 registration statement which was declared effective by the Securities and Exchange Commission on Friday, October 11, 2002 at 3:30 p.m. EDT. This offering will allow the Company to offer up to 3,000,000 shares of common stock on a self-under written basis.

Results of Operations

Upon the successful completion of its intended financing the Company intends to derive its operating revenues from the following sources.

1. advertising campaigns on its website, including merchandising its products;
2. the sale of CD ROMS and its "board game";
3. launching an internet initiative using a pay-for-play model; and
4. launching its television game show.

Fiscal Third Quarter September 30, 2002 Compared to Fiscal June 30, 2002

The Company has had no revenues from operations in either First, Second, or Third Quarters of 2002.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on the Company's operations during the foreseeable future.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of December, 2002

FIRSTBINGO. COM (Registrant)
By:	/s/ Richard L. Wachter Richard L. Wachter, President, Chief Financial Officer and a member of the Board of Directors
By:	/s/ Thomas M. Sheppard Thomas M. Sheppard, Secretary, Chief Executive Officer and a member of the Board of Directors

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

Dated this 5th day of December, 2002.

/s/ Richard L. Wachter Richard L. Wachter Chief Financial Officer

In connection with the Quarterly Report of FirstBingo.com (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Thomas M. Sheppard, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 5th day of December, 2002.

/s/ Thomas M. Sheppard Thomas M. Sheppard Chief Executive Officer

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

Dated this 5th day of December, 2002.

/s/ Richard L. Wachter Richard L. Wachter President, Chief Financial Officer

I, Thomas M. Sheppard, certify that:

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

Dated this 5th day of December, 2002.

/s/ Thomas M. Sheppard Thomas M. Sheppard Secretary, Chief Executive Officer