Form 10KSB
period 2002-12-31
FIRSTBINGO COM
filed 2003-04-15
CIK 1120285

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

FirstBingo.com
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0256854 (Employer Identification No.)

488 Huron Street
Toronto, Ontario
Canada M5R 2R3
(416) 281-3335
 (Address of principal executive offices, including zip code.)

(416) 281-3335
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 - $-0-.

The aggregate market value for the common equity held by non-affiliates as of April 10, 2003 is $997,062.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 20, 2003 - 1,899,625 shares of Common Stock

Transitional Small Business Issuer Format
YES [   ] NO [ x ]

PART I

Item 1.   Business

History

We were incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

On March 8, 1997, we forward split our shares of common stock on a 92 for 1 basis.

On May 26, 1999, we changed our name from Vista Medical Terrace to FirstBingo.com and changed our business to Internet Trivia and television Trivia Bingo.

Since then we have developed a website; developed its Trivia Bingo game; developed a CD Rom version of its Trivia Bingo game; and, tested our Trivia Bingo game.

On June 28, 1999, we forward split its shares of common stock on a 2 for 1 basis.

On December 31, 2001, we reverse split our shares on the basis of 1 for 25.

General

We have developed a game called "Trivia Bingo" and website to play Trivia Bingo. Trivia Bingo is played over the Internet and will be free to all participants. We recently tested and are continuing to test Trivia Bingo on our website. We have not generated any revenues and will not generate any revenues until we begin to sell advertising space on Trivia Bingo to advertisers. We have not generated any revenues as of the date of this prospectus. The sale of advertising space on Trivia Bingo is how we will generate revenues.

Trivia Bingo

Trivia Bingo is divided into two divisions. One division is an Internet Trivia Bingo game played on the Internet. The other will be a television game show. The Internet game is operational, though not generating revenues. The television game show is only conceptual.

The Internet Trivia Bingo allows registered users to compete for a variety of prize and cash giveaways. Current prizes consist of clocks, mouse pads, CD cases, watches, stress balls and caps. We gave away one automobile as part of our test of the website. Mr. Richard Wachter personally financed the cost of prizes to the test participants. In the future, we will provide the prizes at our own expense. There is no cost to a player. If and when the television show becomes operational, three Internet Trivia Bingo players will qualify to appear on the television game show.

We recently completed the development of a Beta version of our Internet Trivia Bingo game and Trivia Bingo is now operational on the Internet. Upon receipt of funds from this offering, we will refine and revise our software application. Thereafter, we will begin recruiting advertisers to the website. Our main website is at www.FirstBingo.com. We also maintain a second website at www.triviabingo.com which is used as a feeder page to the main website.

Registration for Internet Bingo

Players already registered with us will click on the "Player" icon and when prompted enter their user name and password.. New players will be prompted to click on the "New Player" icon to register as a new player. Players must register in order to be eligible for the cash and prize giveaways and to qualify for an opportunity to participate in television Trivia Bingo.

The Website

Our website is accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with "point and click" interactively.

We monitor the play of Trivia Bingo over the Internet. Our website allows customers to review all terms, rules and conditions applicable to Trivia Bingo and other uses at the site.

Game Instructions

Creating the Bingo Card

Once a new or existing player has logged on to the web-site, a Bingo card is created. The card contains five columns under the letters B I N G O. Each column contains five squares which contain random numbers.

To assist a player in achieving a BINGO, all of the squares in the 3rd row and all of the squares in the column under the letter "N" are covered squares. However, unlike traditional Bingo, the squares are not covered with pennies or blotters, but rather with an advertiser's logo. Advertising logos form what is known as the "Magic Cross". The "Magic Cross" effectively divides the BINGO card into four separate quadrants.

We randomly generate additional squares that contain an advertiser's logo in each of the four quadrants. The random generation of additional covered squares (i.e. squares that contain an advertiser's logo) result in an instant cash or prize giveaway to the player. After the random generation of additional squares occurs, all of the squares that form a BINGO line (i.e. a vertical, horizontal or diagonal line) could be occupied with an advertiser's logo in which case the player is an instant winner. This is known as an Instant Win Card.

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

TV Trivia Bingo

Internet Trivia Bingo players will qualify by achieving high points ratings to participate as players on TV Trivia Bingo. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, we have not developed the television program, taped any shows or entered into negotiations with any television stations or sponsors for the production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be developed, produced or sold to any television networks. If we receive funding from this offering, we believe it will take 6 weeks to prepare the pilot and 3 months to sell the show. Accordingly, it will be 4 to 5 months before the show appears on television. There is no assurance, however, that any television network will broadcast the show. On April 3, 2001, we entered into a licensing agreement with Tesauro S.A., a corporation located in Spain, wherein we granted it the right to produce and distribute the Trivia Bingo Game in a television show format in consideration of $10,000. The territory covered by the license is Spain. The term of the license is 3 years and is renewable for an additional 3 year period unless either party, upon 60 days written notice, decides not to renew.

Revenues

First and foremost we are an advertiser/sponsor supported website. We plan to generate revenues from the sale of advertising space (i.e. advertiser's logos) which appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on our Internet web site nor have we secured any sponsorship for our proposed television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

In addition, we plan to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

We are developing a CD game version of Internet Trivia Bingo. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to players of the CD game. The CD game is in a conceptual stage. We do not know if and when the CD will be created or when a prototype will be started. No CD's have been developed as of the date of this prospectus. We do not know what the cost of production will be or when the CD game will be available sale. There is no assurance that any CDs will every be created or sold.

Trivia Bingo Video Terminals

We are in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit players to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

The second test model, the Slot Machine Video Terminal will be a stand-alone slot machine featuring Bingo. The Trivia Bingo card will be created in essentially the same fashion as the Bingo card in Internet Trivia Bingo, other than a covered square will be shaded red (as opposed to containing an advertiser's logo) and an open square will be shaded in blue. The "Magic Cross" effectively divides the Bingo card into four separate quadrants. Each quadrant will contain four Bingo squares containing a specific number. The four squares in each of the four quadrants will be shaded in either red or blue depending upon whether the BINGO number that appears in the square is an appropriate number for the proper BINGO letter (i.e. a number from 1-15 under the letter B, a number from 16-30 under the letter I, a number from 31-45 under the letter N a number from 46-60 under the letter G or a number from 61-75 under the letter O). The Slot Machine Video Terminal computer will randomly spin the squares in each of the four quadrants. When the spinning stops, if the BINGO number in the square is under the appropriate letter the square will be shaded red indicating a covered square. If the number in the square is not under the appropriate letter the square will be shaded blue indicating an open square. Depending upon the positioning of the numbers when the spinning stops, the player may have no Bingos or possibly one or more Bingos. A Bingo is achieved every time a vertical, horizontal or diagonal line contains all shaded red squares (i.e. the proper Bingo number is under the proper letter). The number of Bingos that are created at the time the spinning stops will dictate the payout on the Slot Machine Video Terminal. The Video Terminals are in a conceptual stage. We do not know if and when Video Terminals will be created or when a prototype will be started. No Video Terminals have been developed as of the date of this prospectus. We do not know what the cost of production will be or when the Video Terminals will be available for sale. There is no assurance that any Video Terminals will ever be created or sold.

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

As of the date hereof, we have not initiated any research to determine the parameters of our advertising or the medium which we may choose

Competition

We will compete with other companies marketing trivia related entertainment products and services and companies offering games of skill involving the answer of trivia questions. Millionaire and Jeopardy will be our initial competitors.

We compete with other companies that have websites that advertise on a game or on a site while a game is being played.

We expect to encounter significant competition from existing advertiser/sponsor-supported web-sites. Many of our existing and potential competitors have or may have, as the case may be, greater capital and other resources than we do and may choose to adopt a marketing plan similar to that proposed by us. There can be no assurance that we will be able to generate meaningful revenues or earnings from its proposed Trivia Bingo operations or otherwise successfully compete in the future.

Our advertisers pay us fees for the number of hits to our website. The more websites that compete with us, the fewer the hits to our website. The more distractions away from our website, the fewer the hits to our website. Fewer hits result in lower revenues. We cannot ensure that customers will hit our website rather than other websites offering similar gaming products on the Internet. Interest in a website is a personal thing. If a player likes our website and the game and prizes it offers, he will play it. If the player does not like our game, the player will find another website that will satisfy his desire for amusement. We hope that the configuration of our website and the prizes it offers will attract players to it and away from other websites.

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

Testing

We estimate that our web-site will be fully developed and commercialized prior to the end of fourth quarter 2003, provided we complete our public offering. Standard beta testing of the web-site will take place but is not anticipated to be onerous given the relatively simple nature of the game

Government Regulation

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

On December 31, 2001, we effected a 1 for 25 reverse stock split that resulted in the 4,000,000 shares of common stock issued to Ampang, converting to 160,000 shares of common stock.

On January 2, 2002, Ampang converted the debenture to 719,094 shares of common stock.

Company's Office

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There is no written documents evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00 Canadian (approximately $650.00 U.S.)

Employees

We are a development stage company and currently have no employees other than our officers and directors. We intend to hire additional employees as needed.

Risk Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise at least $150,000 from our offering, we may have to suspend or cease operations within four months.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and television Trivia Bingo. We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising, and although it is available for revenue generating operations, is not generating any revenues from operation at this time. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $16,153,430. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * * *

our ability to complete our plan of operations
our ability to locate customers who will participate in our games our ability to locate people who will buy advertising from us our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. We anticipate that our operating losses in year 2003 will be approximately $500,000. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have to generate interest in our website after we have obtained advertisers. If we can't do that, we will not generate revenues and will have to go out of business.

We will sell space to advertisers in order to generate revenues. Although we have tested our web-site, we have no advertisers. Since we have no advertisers, we are not generating revenues. In order to attract advertisers, we believe we will have to show them that their advertising will be viewed by customers. Our customers will be individuals who have discovered our website via search engines, by word of mouth from other players, and by players who participated in our test. In order to attract advertisers and customers, we have budgeted $1,970,000 for promoting our website to potential customers and advertisers. We plan to spend the money for marketing. Our success depends on our ability to generate significant interest in our website. If we cannot generate the interest in our website, we will not be able to generate revenues and we will have to go out of business.

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

5.We are dependent upon an outside technology supplier. If it cease operations or is unwilling to provide services to us, we may have to cease operations.

We are dependent upon an outside technology supplier for the preparation and creation of our web site and Trivia Bingo game. We have selected MENTE, Inc. as our technology supplier. It is obligated to maintain our website for the balance of 2002. The unavailability of such services may cause us to cease operations.

6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. Mr. Wachter our president and chief financial officer will be devoting 40% of his time to our operations and Mr. Sheppard our chief executive officer and secretary will be devoting 25% of his time to our operations. We have no employees besides Messrs Wachter and Sheppard and we have no current intention of hiring additional personnel in the immediate future. Once the website is generating revenues, we intend to subcontract the website operations to an independent third party operator who has not been designated at this time.

7. Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol FBGO. Therefore the sale of a small amount of stock could cause the market price of the common stock to go down. If the price goes down to zero, you may be unable to sell your shares or you will have to locate a buyer and negotiate your own sale.

8. Because we are a penny stock, you may not be able to resell your shares.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may not be able to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There is no written documents evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00 Canadian (approximately $650.00 U.S.)

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FBGO".

Summary trading by quarter for the 2002 and 2001 fiscal years are as follows:

Fiscal Quarter	High Bid	Low Bid
2002
Fourth Quarter Third Quarter Second Quarter First Quarter	3.25 1.15 3.00 5.25	1.02 0.70 0.95 0.75
2001
Fourth Quarter Third Quarter Second Quarter First Quarter	6.26 20.50 18.75 28.00	1.50 2.50 6.25 4.75

These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of December 31, 2002, we had 120 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized of issuance under equity compensation plans

We have no equity compensation plans, and accordingly we have no securities authorized for issuance under any equity compensation plans.

Use of Proceeds

On October 11, 2002, our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-86466. We are offering up to 3,000,000 shares of common stock, with no minimum at an offering price of $2.65 per share. The offering period is 270 days from from the effective date of our Form SB-2 registration statement. We began our offering on October 11, 2002. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of April 13, 2003, we have not sold any shares.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations. We have, however, received a license fee in the amount of $10,000 from Tesauro S.A. The fee was not generated from the operation of our website, but was a licensing fee paid by Tesauro to produce and distribute the Trivia Bingo Game in a television show format. The territory covered by the license is Spain. The term of the license is 3 years and is renewable for an additional 3 year period unless either party, upon 60 days written notice, decides not to renew.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operating and selling advertising space on our web-site. Accordingly, we must raise cash from sources other than our operations.

Our only other source for cash at this time is investments by others in FirstBingo.com. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in our current public offering, we do not know how long the money will last, however, we do believe that $2,000,000 will last 24 months.

To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through the public offering to stay in business. What ever money we do raise, will be applied to the development of our web-site, marketing and working capital. If we need additional money, we will attempt to raise additional money through subsequent private placements, public offerings or through loans. If we do not raise all of the money we need from our public offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any money at this time, other than to pay fees connected with our filings with the SEC. Accordingly, they are under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our public offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us, but no operations upon which to base an evaluation of our performance. We are a start-up stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our game, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

Since January 1, 2001

We are developing our Internet Bingo game and our web-site. Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 719,094 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard Lyle Wachter, our President and Chief Financial Officer.

The only revenues that we have generated were in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations.

At December 31, 2002, we had negative working capital of $480,744 compared to negative working capital of $81,696 at December 31, 2001. This change resulted from a build-up of trade and related party accounts payable, accrued salaries, and a decrease in cash.

At December 31, 2002 and 2001, our primary assets were software, the website and license and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Upon the successful completion of our intended financing we intend to derive our operating revenues from the following sources:

1. advertising campaigns on its website, including merchandising its products;

2. the sale of CD ROMS and its "board game";

3. launching its television game show.

Fiscal December 31, 2002 Compared to Fiscal December 31, 2001

We have had no revenues from operations in either fiscal year end 2002 or 2001, provided, however, we were paid $10,000.00 upon granting the right to license our television format rights and use of our trademarks from an agent, Tesauro S.A., for the country of Spain, following the demonstration of our products at MIP European Television Trade Show in Cannes, France.

At December 31, 2002, we had negative working capital of $480,744 compared to negative working capital of $81,696 December 31, 2001. This was a result of the build-up of the trade payables and related party payables for expenses incurred in 2002 and for 2001 expenses still outstanding, as well as salaries of $350,000 accrued in 2002 for our two officers. Accounts payable increased from $34,969 on December 31, 2001 to $76,060 December 31, 2001. This was a result of normal operating expenses. The increase in accounts payable is due to the normal operating expenses. This includes legal and accounting fees of $37,829. The remainder was general and administrative expenses.

During the twelve months ended December 31, 2002, the remaining value of the software of $1,275,000 was fully impaired. We continue to include our operating website and license, with a net value of $144,089, as our major asset. The impairment coupled with amortization expenses of $116,168 for the fiscal year end 2002 and accumulated amortization of approximately $61,700 are the only changes to property and equipment from December 31, 2002 and 2001. At December 31, 2002, our primary asset was the website and license. Our primary liabilities consisted of accounts payable, notes payable, and accrued salaries. Additionally at December 31, 2002, we had substantial accrued interest on our books.

During the December 31, 2002 and 2001, we did not have any revenues from operations.

Liquidity and Capital Resources

We continue to maintain a minimal cash balance in order to fulfill our financial commitments. The minimal cash balance or burn rate required to fulfill financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, not assuming completion of this offering or additional advances from shareholders, is zero months. All of this cash balance has been obtained through borrowing. We were not in a liquid position at December 31, 2002, having $24 of cash. This compares to cash of $2,410 at December 31, 2001. In the past, the majority shareholders have to fund any cash shortfalls experienced by us. They have advised us they will not do so in the future.

Current assets decreased from $4,920 at December 31, 2001 to $24 at December 31, 2002, a decrease considered by us to be negligible. Current liabilities at December 31, 2001, were $805,549. These liabilities decreased at December 31, 2002, to $627,249. This is due primarily to the conversion of the note payable and accrued interest to common stock.

We continue to be funded by our majority shareholders, in order to meet our day-to-day expenses and our ongoing marketing initiatives. As of December 31, 2002, these shareholders have covered $169,204 in our shortfalls. That is because we are not generating any revenues from operations, but we continue to accrue expenses as though we were generating revenues. This is reflected in the "Note payable-related party" of $99,251 and interest of $15,245 has been accrued and expensed which represents monies advanced to us by our majority shareholders in the fiscal year of 2002. It is also reflected in the accounts payable, related party and advance from shareholders of $47,108 and $7,600. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issuance of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest."

We have continuously maintained minimal liquidity as a result of majority shareholders funding of our operations. The total short-fall that these shareholders assumed was $169,204, however, they are unwilling to fund operations in the future and if we do not receive sufficient proceeds to fund our operations, we may have to suspend operations until we obtain additional funding or cease operating entirely. We have no material commitments for capital expenditures other than as set forth in the Use of Proceeds section of this prospectus. While we are committed to spend the money as disclosed therein, we have not entered into any contracts with third parties for the services described therein. We will not enter into any contracts with third parties for services, until we receive proceeds from this offering. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements and the majority shareholders are unwilling to make any further capital contributions to our operations. Accordingly, if this offering is unsuccessful, in all likelihood, we will have to suspend or cease operations.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors and Stockholders
FirstBingo.com
Toronto, Ontario
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FirstBingo.com (a development stage company and Nevada corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com (a development stage company) as of December 31. 2002 and 2001, and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on March 30, 1990, has negative working capital, and little revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 8, 2003

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	December 31,	December 31,
ASSETS	2002	2001
CURRENT ASSETS
Cash	$24	$2,410
Accounts receivable	-	2,510
TOTAL CURRENT ASSETS	24	4,920
PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	144,089	1,535,256
TOTAL PROPERTY AND EQUIPMENT	144,089	1,535,256
TOTAL ASSETS	$144,113	$1,540,176
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$76,060	$34,969
Accounts payable - related party	47,108	44,047
Advance from shareholder	7,600	7,600
Accrued interest	15,245	104,567
Accrued salaries	350,000	-
Note payable - related party	99,251	614,366
Note payable	31,985	-
TOTAL CURRENT LIABILITIES	627,249	805,549
COMMITMENTS AND CONTINGENCIES	2,400	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value; 1,899,625 and 910,531 shares issued and outstanding, respectively	1,900	911
Additional paid-in capital	15,665,994	14,548,789
Stock options	-	41,600
Accumulated deficit during development stage	(16,153,430)	(13,856,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(485,536)	734,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$144,113	$1,540,176

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Year Ended December 31,		Period From March 30, 1990 (Inception) to December 31,
	2002	2001	2002
REVENUES	$-	$10,000	$10,000
COST OF REVENUES	-	-	-
GROSS PROFIT	-	10,000	10,000
EXPENSES
Amortization	116,168	170,584	286,752
Consulting fees	-	5,840	4,013,137
Directors' fees	-	41,600	1,252,600
Officers' salaries	550,000	-	550,000
Salaries - sales and office	-	40,725	40,725
Marketing and public relations	54,093	83,370	8,041,401
Legal and professional fees	78,845	27,694	149,421
Travel and entertainment	4,050	24,819	41,348
Office and administration	22,611	17,691	49,158
Software and internet services	180,745	31,256	233,268
Trade show expenses	-	37,492	37,492
Trivia bingo development	-	22,274	22,274
Pilot development	-	13,375	51,042
Loss on impairment of software	1,275,000	-	1,275,000
TOTAL OPERATING EXPENSES	2,281,512	516,720	16,043,618
LOSS FROM OPERATIONS	(2,281,512)	(506,720)	(16,033,618)
OTHER INCOME (EXPENSES)
Interest expense	(15,245)	(67,617)	(119,812)
TOTAL OTHER INCOME (EXPENSES)	(15,245)	(67,617)	(119,812)
LOSS BEFORE INCOME TAXES	(2,296,757)	(574,337)	(16,153,430)
INCOME TAXES	-	-	-
NET LOSS	$(2,296,757)	$(574,337)	$(16,153,430)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(1.31)	$(0.63)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	1,757,127	907,624

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Stock Options	Deficit Accumulated During Development Stage	Stockholders' Equity (Deficit)
	Number of Shares	Amount
Initial issuance of common stock in
April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services
at an average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for
acquisition of Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services
at an average of $7.50 per share	7,011	7	52,493	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per share	200,000	200	199,800	-	-	200,000
Issuance of common stock for accrued
interest and debt at $1.00 per share	719,094	719	718,375	-	-	719,094
Issuance of common stock for services
at $2.00 per share	35,000	35	69,965	-	-	70,000
Issuance of common stock for services
at $2.50 per share	35,000	35	87,465	-	-	87,500
Expiration of stock options	-	-	41,600	(41,600)	-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)
Balance, December 31, 2002	1,899,625	$1,900	$15,665,994	$-	$(16,153,430)	$(485,536)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year Ended December 31,		Period From March 30, 1990 (Inception) to December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,296,757)	$(574,337)	$(16,153,430)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	116,168	170,585	286,753
Loss on impairment of software	1,275,000	-	1,275,000
Services paid by issuance of common stock	357,500	52,500	13,389,700
Services paid by issuance of common stock options	-	41,600	56,600
Accrued interest paid by issuance of common stock	104,727	-	104,727
Decrease in accounts receivable	2,510	(2,510)	-
Increase (decrease) in:
Advances from shareholders	-	-	7,600
Accrued interest	(89,322)	67,617	15,245
Accounts payable	41,091	(3,214)	76,060
Accounts payable, related party	3,061	44,047	47,108
Refund payable	2,400	-	2,400
Accrued salaries	350,000	-	350,000
Net cash used in operating activities	(133,622)	(203,712)	(542,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	99,251	203,814	713,617
Proceeds from notes payable - convertible debenture	31,985	-	31,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	131,236	203,814	748,102
Net increase (decrease) in cash	(2,386)	102	24
Cash, beginning of period	2,410	2,308	-
Cash, end of period	$24	$2,410	$24
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$357,500	$52,500	$13,389,900
Services paid by issuance of stock options	$-	$41,600	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$614,366	$-	$614,366
Stock issued for accrued interest	$104,727	$-	$104,727
Loss on impairment of software	$1,275,000	$-	$1,275,000

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

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

The Company is in the development stage and as of December 31, 2002 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Development Stage Activities

The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, but this was not sufficient for recognition as an operating company. (See Note 8.)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,296,757 for the year ended December 31, 2002. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $225,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $980,000 principally arising from net operating loss carryforwards for income tax purposes, calculated at an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

At December 31, 2002, the Company has net operating loss carryforwards of approximately $2,900,000, which expire in the years 2020 through 2022. This includes $200,000 of losses for stock issued in 2002 for directors' salaries which had been previously classified as nondeductible service payments. The Company has recognized approximately $13,200,000 of losses for the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No.144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired. See Note 3.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (hereinafter "SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at December 31, 2002.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not impact the financial statements of the Company at December 31, 2002, apart from the asset impairment loss described in Note 3.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143, which did not affect the financial statements of the Company at December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations, as the Company does not have assets with indeterminate lives.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the interpretation. The liability recognition provisions of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 31, 2002.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software- acquired during the year ended December 31, 2000 - was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and will be amortized over five years.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 3 - INTANGIBLE ASSETS (continued)

During the year ended December 31, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations as described in Note 1. The analysis performed by the Company included a review by management of the direction the Company would be taking in the future. This analysis determined that the software which was placed in service in 2001 and was being amortized by the Company was no longer being used in the Company's operations. Therefore, the software was deemed to be fully impaired and the impairment was charged to operations, resulting in a loss on impaired assets of $1,275,000.

During the year ended December 31, 2002 the website and software license amortization expense was $116,168.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 419,520 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits.

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

During the year ended December 31, 2001, the Company issued 7,011 shares for services which were valued at the fair market value of the shares at the dated granted. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

During the year ended December 31, 2002, the Company issued 200,000 shares to two of its directors for salaries and bonuses which were valued at $1.00 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 719,094 shares of stock in lieu of a note payable to a related party. See Note 5.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 4 - COMMON STOCK (continued)

Also during the year ended December 31, 2002 the Company issued a total of 70,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia BingoJ game. 35,000 shares were valued at $2.00 per share and 35,000 shares were issued at $2.50 per share, the fair market value of the shares on the dates the contracts were signed.

The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted. This value is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder. All options granted have expired effective December 31, 2002.

The Company received funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 719,094 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of December 31, 2002, the Company has received an additional $99,251 from this related party, and interest of $10,447 has been accrued and expensed.

In addition, the Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. These expenses total approximately $38,300 at December 31, 2002

NOTE 6 - CONVERTIBLE DEBT

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors a convertible pay-in-kind note due October 2, 2002, in the principal amount of $31,985 in cash. The convertible note bears interest at the rate of 15% or $4,797 and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 Canadian ($0.65 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 6 - CONVERTIBLE DEBT (continued)

Subsequent to the date of these financial statements, the Company converted the debt into shares of common stock. See Note 9.

NOTE 7 - STOCK OPTIONS

During the year ended December 31, 2000, the Company's board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. After the reverse stock split in 2001, there were 40,000 options outstanding with prices ranging from $175.00 to $325.00 per share.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 30 percent, and the expected life of the options is one year. Accordingly, $15,000 was recorded in the accompanying financial statements in the year ended December 31, 2000. During the year ended December 31, 2001, these options expired.

During the year ended December 31, 2001, the board of directors granted options to acquire 12,400 shares of stock, including 400 shares that were granted in lieu of the forfeiting of 20,000 options granted in 2000 for prices ranging from $12.50 to $75.00 per share to officers and directors of the Company for their services.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 166 percent, and the expected life of the options is one year. Accordingly, $41,600 was recorded in the accompanying financial statements in 2001.

During the year ended December 31, 2002, the stock options expired and no new options were granted.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 7 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2001	40,000	$250.00
Granted	12,400	60.89
Exercised	-	-
Forfeited	(44,400)	232.09
Outstanding at December 31, 2000	8,000	$60.89
Options Exercisable at December 31, 2001	8,000	$60.89
Outstanding at January 1, 2002	8,000	$60.89
Granted	-	-
Exercised	-	-
Forfeited	8,000	60.89
Outstanding at December 31, 2002	-	$-
Options Exercisable at December 31, 2002	-	$-
Fair Market Value Per Share of Options Granted, at December 31, 2002		$-

NOTE 8 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. (As of December 31, 2002, the Company has received the entire $10,000 fee.)

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

FIRSTBINGO.COM
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company converted its convertible debenture and accrued interest into 57,500 shares of stock, with a value of $0.65 per share. See Note 6.

Also subsequent to the date of the financial statements, the Company sold in a private placement to accredited investors a convertible pay-in-kind note due June 23, 2003, in the principal amount of $37,258 in cash. The convertible note bears interest at the rate of 15% or $5,081 and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 Canadian ($0.68 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

Name and Address	Age	Position(s)
Richard L. Wachter Times Square, Provo BWI, P. O. Box 663 Turks and Caicos Island	51	President, Chief Financial Officer and a member of the Board of Directors
Thomas M. Sheppard 488 Huron Street Toronto, Ontario Canada M5R 2R3	53	Secretary, Chief Executive Officer and a member of the Board of Directors

The persons named above have held their offices/positions since February 2001 and are expected to hold their offices/positions until the next annual meeting of our stockholders.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2000 through December 31, 2002, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Richard L. Wachter Current President and President in the last two fiscal years	2002 2001 2000	250,000 0 0	0 0 0	0 0 0	100,000 0 0	0 0 0	0 0 0	0 0 0

Thomas M. Sheppard Chief Executive Officer and Chief Executive Officer for the last two fiscal years	2002 2001 2000	100,000 0 0	0 0 0	0 0 0	100,000 0 0	0 0 0	0 0 0	0 0 0

Marco Stifani President (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Michael DeMarco Secretary (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Edgar Clark Treasurer (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Paul LeBreux (Resigned 2000)	2001 2000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

In 2002, $350,000 was accrued in salaries for Messrs Wachter and Sheppard. In January 2002, we issued 100,000 shares of common stock to Mr. Wachter in his capacity as an officer and 100,000 shares of common stock to Mr. Sheppard in his capacity as an officer. The shares were valued at $1.00 each and were issued for services rendered. There are no conditions on the restricted stock issued to Messrs. Wachter or Sheppard.

We anticipate paying the following salaries in 2003:

Richard Lyle Wachter Thomas Michael Sheppard	President Chief Executive Officer	$ $	250,000 100,000

Compensation of Directors

The following table sets forth the compensation paid by us from January 1, 2000 through December 31, 2002, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
		(a)			(b)		(c)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Richard L. Wachter Current Director and Director in the last two fiscal years	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 4,000 0	0 0 0	0 0 0

Thomas M. Sheppard Current Director and Director in the last two fiscal years	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 4,000 0	0 0 0	0 0 0

Douglas G. Lewis Director (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 400	0 0 0	0 0 0

Marco Stifani Director (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 968,000	0 0 0	0 0 0	0 0 0

Michael DeMarco Director (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 121,000	0 0 0	0 0 0	0 0 0

Edgar Clark Director (Resigned 2000)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 121,000	0 0 0	0 0 0	0 0 0

Paul LeBreux (Resigned 2000)	2001 2000	0 0	0 0	0 107,000	0 0	0 4,000	0 0	0 0

(a) Reflects $107,000 paid to the law firm of Harris & Harris for legal services rendered to us. Mr. LeBreux is the partner of Harris & Harris. A balance of $40,786 Canadian ($28,763 U.S.) is unpaid at this time.

(b) The value of the aggregate stock holding at the end of the last completed fiscal year was $1,411,000 shares x $1.00. The value of the stock issuances was determined by the fair market value of the stock on the date the stock was awarded by the board of directors. The shares are fully paid for and non-assessable. Dividends will be paid on the restricted stock. The number of shares has been adjusted to reflect the 1 for 25 reverse stock split that occurred on December 31, 2001. There are no conditions of the restricted stock issued as compensation in this section.

(c) Options issued to Messrs LeBreux and Lewis were not exercised and have expired. The amount reflects the reverse stock split which occurred on December 31, 2001.

As of our 2002 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

All outstanding stock options expired on December 31, 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Conflicts of Interest

At the present time, we do not foresee a direct conflicts of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is our officers' and directors' devotion of time to projects that do not involve us.

Employment Contracts

We have no employment contracts with Mr. Sheppard or Mr. Wachter.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Shares Owned Prior to the Offering	Percentage of Ownership After the Offering Assuming all of the Shares are Sold

Richard L. Wachter Times Square, Provo BWI, P.O. Box 663 Turks and Caicos Island	1,297,094	[1][2]	70.59%	[1]	26.81%	[1]
Thomas M. Sheppard 488 Huron Street Toronto, Ontario Canada M5R 2R3	104,000	[1]	5.66%	[1]	2.15%	[1]
All Officers and Directors as a Group (2 persons)	1,401,094	[1][2]	76.25	[1][2]	28.96%	[1][2]

[1] Includes options issued to Messrs Wachter and Sheppard to acquire up to 4,000 shares of common stock each.

[2] Includes 879,094 shares owned by Ampang Investments Ltd. is owned and controlled by The Bentley Group Ltd. And 314,000 shares owned by the Bentley Group Ltd. which is owned and controlled by Richard Wachter, our president and chief financial officer.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 13, 2000 we entered into an oral agreement with the law firm of Harris & Harris to hire Mr. Paul R. LeBreux as our president, secretary, treasurer, and chief executive officer in consideration of $50,000 payable quarterly in advance and options to acquire 500,000 shares of common stock at an excise price of $4.00 per share expiring December 31, 2001. Upon his resignation as an officer and director of FirstBingo, Mr. Paul LeBreux surrendered his aforementioned 500,000 options in lieu of receiving 100,000 options at an excise price of $3.00 per share expiring December 31, 2001. The options were adjusted to 4,000 as a result of the 1 for 25 reverse stock split that occurred on December 31, 2001 and expired on the same day.

In 2000, we paid the law firm of Harris & Harris $107,000 in legal fees. Mr. LeBreux, our former president is a partner of Harris & Harris.

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

On January 2, 2002, Ampang Investments Ltd. converted its debenture and accrued interest to 719,094 restricted shares of our common stock.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter of 2002.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-31289 on August 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 4.1	Articles of Incorporation. Bylaws. Amended Articles of Incorporation - May 26, 1999 Specimen Stock Certificate.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report filed with the Securities and Exchange Commission, SEC file #000-31289 on April 12, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.1 10.2	Debenture Stock Purchase Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 registration statement and amendments thereto, SEC file no. 333-86466. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.3 10.4 10.5	Release and Reconveyance. Demand Debenture. License with Tesauro S.A.

The following Exhibits are filed as part of this Registration Statement, pursuant to Item 601 of Regulation SB.

Exhibit No.	Document Description
23.1	Consent of Williams & Webster, P.S., Certified Public Accountants.

Item 14. Controls and Procedures

(a) Our CEO and CFO are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to us is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file with the Commission on a timely basis.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2003.

FIRSTBINGO.COM (Registrant)
BY:	/s/ Richard L. Wachter Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors
BY:	/s/ Thomas M. Sheppard Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/Richard L. Wachter Richard L. Wachter	President, Principal Financial Officer, and a member of the Board of Directors	04/14/2003
/s/ Thomas M. Sheppard Thomas M. Sheppard	Secretary, Principal Executive Officer and a member of the Board of Directors	04/14/2003

CERTIFICATION

I, Richard L. Wachter, certify that:

1. I have reviewed this annual report on Form 10-KSB of FirstBingo.com:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/s/ Richard L. Wachter Richard L. Wachter Principal Financial Officer

CERTIFICATION

I, Thomas M. Sheppard, certify that:

1. I have reviewed this annual report on Form 10-KSB of FirstBingo.com:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/s/ Thomas M. Sheppard Thomas M. Sheppard Principal Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FirstBingo.com (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Richard L. Wachter, chief financial officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ Richard L. Wachter Richard L. Wachter Chief Financial Officer

PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FirstBingo.com (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Thomas M. Sheppard, chief executive officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ Thomas M. Sheppard Thomas M. Sheppard Chief Executive Officer