Form 10QSB
period 2003-03-31
FIRSTBINGO COM
filed 2003-05-15
CIK 1120285

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	MARCH 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	_____________ 000-31289	to ___________

FIRSTBINGO.COM
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

488 Huron Street Toronto, Ontario Canada M5R 2R3
(Address of principal executive offices)

(416) 281 3335 (Issuer's telephone number)

None (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

==================================================================================

PART I.

ITEM 1.       FINANCIAL STATEMENTS

Board of Directors
FirstBingo.Com
Toronto, Ontario
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.Com, a development stage enterprise, as of March 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2003 and 2002, and for the period from March 30, 1990 (inception) through March 31, 2003. All information included in these financial statements is the representation of the management of FirstBingo.Com.

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

The financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated April 8, 2003. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on March 30, 1990, has little revenues, has limited resources and has a large accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 29, 2003

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) BALANCE SHEETS

	March 31,
	2003	December 31,
ASSETS	(unaudited)	2002
CURRENT ASSETS
Cash	$14,960	$24
TOTAL CURRENT ASSETS	14,960	24
PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	133,798	144,089
TOTAL PROPERTY AND EQUIPMENT	133,798	144,089

TOTAL ASSETS	$148,758	$144,113
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$53,595	$76,060
Accounts payable - related party	49,299	47,108
Advance from shareholder	7,600	7,600
Accrued interest	13,425	15,245
Accrued salaries	437,500	350,000
Note payable - related party	99,251	99,251
Convertible note payable	38,000	31,985
TOTAL CURRENT LIABILITIES	698,670	627,249
COMMITMENTS AND CONTINGENCIES	2,400	2,400
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
1,957,125 and 1,899,625 shares issued and outstanding,
respectively	1,958	1,900
Additional paid-in capital	15,702,719	15,665,994
Stock options	-	-
Accumulated deficit during development stage	(16,256,989)	(16,153,430)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(552,312)	(485,536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$148,758	$144,113

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
			Period from
			March 30, 1990
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$10,000
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	10,000
EXPENSES
Amortization	10,292	85,292	297,044
Consulting fees	-	-	4,013,137
Directors' fees	-	-	1,252,600
Officers' salaries	87,500	200,000	637,500
Salaries - sales and office	-	-	40,725
Marketing and public relations	-	15,683	8,041,401
Legal and professional fees	199	29,496	149,620
Travel and entertainment	-	6,980	41,348
Office and administration	2,590	5,658	51,748
Software and internet services	-	16,119	233,268
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	-	51,042
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	100,581	359,228	16,144,199
LOSS FROM OPERATIONS	(100,581)	(359,228)	(16,134,199)
OTHER INCOME (EXPENSES)
Interest expense	(2,978)	(1,764)	(122,790)
TOTAL OTHER INCOME (EXPENSES)	(2,978)	(1,764)	(122,790)
LOSS BEFORE INCOME TAXES	(103,559)	(360,992)	(16,256,989)
INCOME TAXES	-	-	-
NET LOSS	$(103,559)	$(360,992)	$(16,256,989)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.05)	$(0.24)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	1,924,542	1,513,048

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Total
			Additional		Deficit	Stockholders'
	Number		Paid-in	Stock	Accumulated	Equity
	of Shares	Amount	Capital	Options	During	(Deficit)
Initial issuance of common stock in
April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an
average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Options expired at December 31, 2001	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an
average of $7.50 per share	7,011	7	52,493	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per
share	200,000	200	199,800	-	-	200,000
Issuance of common stock for accrued interest and
debt at $1.00 per share	719,094	719	718,375	-	-	719,094
Issuance of common stock for services
at $2.00 per share	35,000	35	69,965	-	-	70,000
Issuance of common stock for services
at $2.50 per share	35,000	35	87,465	-	-	87,500
Expiration of stock options	-	-	41,600	(41,600)	-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)
Balance, December 31, 2002	1,899,625	1,900	15,665,994	-	(16,153,430)	(485,536)
Stock issued for convertible debt at $0.65 per share	57,500	58	36,725	-	-	36,783
Net loss for the three months ending
March 31, 2003 (unaudited)	-	-	-	-	(103,559)	(103,559)
Balance, March 31, 2003 (unaudited)	1,957,125	$1,958	$15,702,719	$-	$(16,256,989)	$(552,312)

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,559)	$(360,992)	$(16,256,989)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	10,292	85,292	297,044
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	200,000	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	4,797	104,727	109,525
Decrease in accounts receivable	-	2,510	-
Increase (decrease) in:
Advances from shareholders	-	-	7,600
Accrued interest	(1,820)	(102,963)	13,425
Accounts payable	(22,465)	(165)	53,595
Accounts payable, related party	2,191	(3,261)	49,299
Refund payable	-	-	2,400
Accrued salaries	87,500	-	437,500
Net cash used in operating activities	(23,064)	(74,852)	(565,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	94,061	713,617
Proceeds from notes payable - convertible debenture	38,000	-	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	38,000	94,061	786,102
Net increase (decrease) in cash	14,936	19,209	14,960
Cash, beginning of period	24	2,410	-
Cash, end of period	$14,960	$21,619	$14,960
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$200,000	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$614,366	$614,366
Stock issued for accrued interest	$4,797	$104,727	$109,525
Stock issued for convertible debt	$31,985	$-	$31,985
Loss on impairment of software	$-	$-	$1,275,000

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

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

The Company is in the development stage and as of March 31, 2003 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $103,559 for the three months ended March 31, 2003. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to March 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $500,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109").Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2003, the Company had net deferred tax assets of approximately $1,100,000 principally arising from net operating loss carryforwards for income tax purposes, calculated at an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
At March 31, 2003, the Company has net operating loss carryforwards of approximately $3,200,000, which expire in the years 2020 through 2023. This includes $200,000 of losses for stock issued in 2002 for directors' salaries which had been previously classified as nondeductible service payments. In prior periods, the Company recognized approximately $13,200,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No.144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired. During the three months ended March 31, 2003, the Company determined no further impairment of assets had occurred. See Note 3.

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
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at March 31, 2003.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not impact the financial statements of the Company at March 31, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143, which did not affect the financial statements of the Company at March 31, 2003.

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
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In November 2002, the Financial Accounting Standards Boards issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the interpretation. The liability recognition provisions of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 31, 2003.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software - acquired during the year ended December 31, 2000 - was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and will be amortized over five years.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

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

During the three months ended March 31, 2003 the Company's amortization expense attributable to the remaining unimpaired website and software license was $10,292.

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

During the year ended December 31, 2001, the Company issued 7,011 shares for services which were valued at the fair market value of the shares at the dates granted. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 4 - COMMON STOCK (continued)

During the year ended December 31, 2002, the Company issued 200,000 shares to two of its directors for salaries and bonuses which were valued at $1.00 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 719,094 shares of stock in satisfaction of a note payable to a related party. See Note 5.

Also during the year ended December 31, 2002 the Company issued a total of 70,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia BingoJ game. 35,000 shares were valued at $2.00 per share and 35,000 shares were issued at $2.50 per share, the fair market value of the shares on the dates the contracts were signed.

In February 2003, the Company issued 57,500 shares of common stock for convertible debentures and accrued interest totaling $36,783. See Note 6.

The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted. This value is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. The Company also received uncollateralized advances from a related party to pay certain expenses. These advances bear no interest and are reflected in the financial statements as advances from shareholder. All options granted expired effective December 31, 2002.

The Company has received $99,251 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 719,094 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of March 31, 2003, the Company has not received any additional money from this related party, and interest of $13,425 has been accrued and expensed.

In addition, the Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. These expenses total approximately $38,300 at March 31, 2003 and are included in "accounts payable - related party" in the accompanying financial statements.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

In addition, the Company rents office space from its chief executive officer on a month-to-month basis for CDN $1,000 (approximately $650 U.S.) plus miscellaneous expenses. The Company has accrued rent since February 2002 in the amount of $10,004, which is included in "accounts payable - related party" in the accompanying financial statements. The Company also owes this officer's legal firm approximately $1,000 in consulting and legal fees which is included under the same heading in the accompanying financial statements.

NOTE 6 - CONVERTIBLE DEBT

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors a convertible pay-in-kind note due October 2, 2002, in the principal amount of $31,985 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to CDN $1.00 ($0.65 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

In February 2003, the Company converted this debt into 57,500 shares of common stock. See Note 4.

During the three months ended March 31, 2003, the Company sold in a private placement to accredited investors a convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 Canadian ($0.65 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

NOTE 7 - STOCK OPTIONS

During the year ended December 31, 2000, the Company's board of directors granted options to acquire 1,000,000 common stock shares for prices ranging from $7.00 to $13.00 per share to consultants for marketing and public relations services. After the reverse stock split in 2001, there were 40,000 options outstanding to acquire 40,000 common stock shares with prices ranging from $175.00 to $325.00 per share.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 7 - STOCK OPTIONS (continued)

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

During the year ended December 31, 2001, the board of directors granted options to acquire 12,400 shares of stock for prices ranging from $12.50 to $75.00 per share to officers and directors of the Company for their services. Included in the options granted were 400 options that were granted in recognition of the forfeiture of 20,000 options originally granted in 2000 (before a reverse stock split in 2001).

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 166 percent, and the expected life of the options is one year. Accordingly, $41,600 was recorded in the financial statements in 2001.

During the year ended December 31, 2002, the stock options expired and no new options were granted.

During the three months ended March 31, 2003, the Company did not issue any additional options.

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2003

NOTE 8 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. As of December 31, 2003 the Company has received the entire fee. Tesauro overpaid its license by $2,400 which is included in the accompanying financial statements under "Commitments and Contingencies."

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance and may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from historical results or our predictions.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations. We have, however, received a license fee in the amount of $10,000 from Tesauro S.A. The fee was not generated from the operation of our website, but was a licensing fee paid by Tesauro to produce and distribute the Trivia Bingo Game in a television show format. The territory covered by the license is Spain. The term of the license is 3 years and is renewable for an additional 3-year period unless either party, upon 60 days written notice, decides not to renew.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operating and selling advertising space on our web site. Accordingly, we must raise funding from sources other than our operations.

Our only other source of funds at this time is investments by others in FirstBingo.com. We must raise capital to implement our project and stay in business.

In an effort to raise capital the Company filed an SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993 that was declared effective 10/11/02 at 3:30 pm. The said Registration Statement permits the Company to issue a maximum of 3,000,000 treasury shares at an issue price of $2.65. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. The money that is raised, will be applied to the development of our web site, marketing and working capital. If additional capital is required, we will attempt to raise additional capital through a subsequent private placement, public offering or through loans. If we do not raise all of the capital that is required from this offering, we will have to find alternative sources such as second public offering, a private placement of securities, or loans from our officers or others. Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay fees connected with our filings with the SEC. Accordingly, our officers and directors under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. Should we require additional funds and are unable to raise it we will either have to suspend operations until we do raise the funds, or cease operations entirely. If we raise the maximum amount of capital from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and further funds are required we will have to revert to obtaining additional funds as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete the development of our game due to lack of capital, we will cease operations until further funds are raised. Should we fail to raise further funds, we will cease operations.

We do not intend to hire additional employees at this time.

Item 3. CONTROLS AND PROCEDURES

Thomas M. Sheppard, Principal Executive Officer and and Richard L. Wachter, Principal Financial Officer of FirstBingo.com, have established and are currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.   OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   On October 11, 2002, our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-86466. We are offering up to 3,000,000 shares of common stock, with no minimum at an offering price of $2.65 per share. The offering period is 270 days from the effective date of our Form SB-2 registration statement. We began our offering on Octover 11, 2002. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of April 13, 2003, we have not sold any shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2003.

FIRSTBINGO.COM (Registrant)
BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors
BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors

CERTIFICATION

I, Richard L. Wachter, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FirstBingo.com;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ Richard L. Wachter Richard L. Wachter President and Principal Financial Officer

CERTIFICATION

I, Thomas M. Sheppard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FirstBingo.com;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ Thomas M. Sheppard Thomas M. Sheppard Secretary and Principal Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FirstBingo.com (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Richard L. Wachter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of May, 2003.

/s/ Richard L. Wachter Richard L. Wachter Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FirstBingo.com (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Thomas M. Sheppard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of May, 2003.

/s/ Thomas M. Sheppard Thomas M. Sheppard Chief Executive Officer