Form 10QSB
period 2003-06-30
FIRSTBINGO COM
filed 2003-08-13
CIK 1120285

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	JUNE 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	_____________ 000-31289	to ___________

FIRSTBINGO.COM
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Board of Directors
FirstBingo.com
Toronto, Ontario
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.com, a development stage enterprise, as of June 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended June 30, 2003 and 2002, and for the period from March 30, 1990 (inception) through June 30, 2003. All information included in these financial statements is the representation of the management of FirstBingo.com.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
July 25, 2003

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	June 30,	December
	2003	31,
ASSETS	(unaudited)	2002
CURRENT ASSETS
Cash	$-	$24
TOTAL CURRENT ASSETS	-	24

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	123,506	144,089
TOTAL PROPERTY AND EQUIPMENT	123,506	144,089
TOTAL ASSETS	$123,506	$144,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Checks in excess of funds in bank	$19	$-
Accounts payable	63,058	76,060
Accounts payable - related party	48,911	47,108
Advance from shareholder	-	7,600
Accrued interest	21,769	15,245
Accrued salaries	525,000	350,000
Note payable - related party	99,251	99,251
Convertible note payable	38,000	31,985
TOTAL CURRENT LIABILITIES	796,008	627,249

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $0.001 par value;
1,957,125 and 1,899,625 shares issued and outstanding,
respectively	1,958	1,900
Additional paid-in capital	15,702,719	15,665,994
Accumulated deficit during development stage	(16,379,579)	(16,153,430)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(674,902)	(485,536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$123,506	$144,113

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					Period from
					March 30,
					1990
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES
Amortization	10,292	10,292	20,584	95,584	307,336
Consulting fees	-	-	-	-	4,013,137
Directors' fees	-	-	-	-	1,252,600
Officers' salaries	87,500	-	175,000	200,000	725,000
Salaries - sales and office	-	-	-	-	40,725
Filing fees	-	7,905	-	7,905	-
Marketing and public relations	1,206	8,437	1,206	24,120	8,042,607
Legal and professional fees	8,821	12,483	9,020	41,979	158,441
Travel and entertainment	-	-	-	6,980	41,348
Office and administration	3,351	7,428	5,941	13,086	55,099
Software and internet services	3,063	3,678	3,063	19,797	236,331
Trade show expenses	-	-	-	-	37,492
Trivia bingo development	-	-	-	-	22,274
Pilot development	-	-	-	-	51,042
Loss on impairment of software	-	1,275,000	-	1,275,000	1,275,000
TOTAL OPERATING EXPENSES	114,233	1,325,222	214,814	1,684,451	16,258,432

LOSS FROM OPERATIONS	(114,233)	(1,325,222)	(214,814)	(1,684,451)	(16,258,432)
OTHER INCOME (EXPENSES)
Other income	-	-	-	-	10,000
Interest expense	(2,728)	(2,728)	(11,335)	(4,492)	(131,147)
TOTAL OTHER INCOME (EXPENSES)	(2,728)	(2,728)	(11,335)	(4,492)	(121,147)
LOSS BEFORE INCOME TAXES	(116,961)	(1,327,950)	(226,149)	(1,688,943)	(16,379,579)
INCOME TAXES	-	-	-	-	-

NET LOSS	$(116,961)	$(1,327,950)	$(226,149)	$(1,688,943)	$(16,379,579)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.73)	$(0.73)	$(0.12)	$(1.01)

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK SHARES
BASIC AND DILUTED OUTSTANDING,	1,957,125	1,829,625	1,941,153	1,672,211

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
					During	Stockholders'
	Number		Additional	Stock	Development	Equity
	of Shares	Amount	Paid-in Capital	Options	Stage	(Deficit)
Initial issuance of common stock in
April 1990 for cash	419,520	$420	$2,080	$-	$-	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	419,520	420	2,080	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	419,520	420	2,080	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	419,520	420	2,080	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	419,520	420	2,080	-	(7,100)	(4,600)
Issuance of common stock for services at an
average of $53.23 per share	244,000	244	12,979,456	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $12.50 per share	240,000	240	1,499,760	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	903,520	904	14,481,296	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Expiration of stock options	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an
average of $7.50 per share	7,011	7	52,493	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	910,531	911	14,548,789	41,600	(13,856,673)	734,627
Issuance of common stock for services at $1.00 per share	200,000	200	199,800	-	-	200,000
Issuance of common stock for accrued interest and
debt at $1.00 per share	719,094	719	718,375	-	-	719,094
Issuance of common stock for services
at $2.00 per share	35,000	35	69,965	-	-	70,000
Issuance of common stock for services
at $2.50 per share	35,000	35	87,465	-	-	87,500
Expiration of stock options	-	-	41,600	(41,600)	-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)
Balance, December 31, 2002	1,899,625	1,900	15,665,994	-	(16,153,430)	(485,536)
Stock issued for convertible debt and accrued interest
at $0.65 per share	57,500	58	36,725	-	-	36,783
Net loss for the six months ending
June 30, 2003 (unaudited)	-	-	-	-	(226,149)	(226,149)
Balance, June 30, 2003 (unaudited)	1,957,125	$1,958	$15,702,719	$-	$(16,379,579)	$(674,902)

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
Period from
March 30, 1990
Six Months Ended	(Inception) to
June 30,	June 30,
2003	2002	2003
(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,149)	$(1,688,943)	$(16,379,579)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	20,584	95,584	307,336
Loss on impairment of software	-	1,275,000	1,275,000
Services paid by issuance of common stock	-	200,000	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	4,797	104,727	109,525
Decrease in accounts receivable	-	2,510	-
Increase (decrease) in:
Advances from shareholders	(7,600)	-	-
Accrued interest	6,524	(100,075)	21,769
Accounts payable	(13,002)	16,355	63,058
Accounts payable, related party	1,803	(6,392)	48,911
Refund payable	-	-	2,400
Accrued salaries	175,000	-	525,000
Net cash used in operating activities	(38,043)	(101,234)	(580,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank funds	19	-	19
Proceeds from notes payable - related party	-	99,251	713,617
Proceeds from notes payable - convertible debenture	38,000	-	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	38,019	99,251	786,121

Net increase (decrease) in cash	(24)	(1,983)	-
Cash, beginning of period	24	2,410	-
Cash, end of period	$-	$427	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$200,000	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$614,366	$614,366
Stock issued for accrued interest	$4,797	$104,727	$109,525
Stock issued for convertible debt	$31,985	$-	$31,985
Loss on impairment of software	$-	$1,275,000	$1,275,000

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
 (A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

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

The Company is in the development stage and as of June 30, 2003 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $226,149 for the six months ended June 30, 2003. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $500,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability

FIRSTBINGO.COM
 (A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (Continued)
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

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2003, the Company had net deferred tax assets of approximately $1,000,000 principally arising from net operating loss carryforwards for income tax purposes, calculated at an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (Continued)
 At June 30, 2003, the Company has net operating loss carryforwards of approximately $3,000,000, which expire in the years 2020 through 2023. This includes $200,000 of losses for stock issued in 2002 for directors' salaries which had been previously classified as nondeductible service payments. In prior periods, the Company recognized approximately $13,400,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired. During the six months ended June 30, 2003, the Company determined no further impairment of assets had occurred. See Note 3.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the

FIRSTBINGO.COM
 (A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (Continued)
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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it has no financial instruments that would be affected by this pronouncement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
 for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly there is no change is disclosure requirements due to SFAS No. 148.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at June 30, 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
 This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.

SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not impact the financial statements of the Company at June 30, 2003.

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software - acquired during the year ended December 31, 2000 - was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and are being amortized over five years.

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

During the six months ended June 30, 2003 the Company's amortization expense attributable to the remaining unimpaired website and software license was $20,584.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 419,520 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits. These shares were further adjusted by a reverse stock split in 2001.

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

Also during the year ended December 31, 2002 the Company issued a total of 70,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia BingoTM game. 35,000 shares were valued at $2.00 per share and 35,000 shares were issued at $2.50 per share, the fair market value of the shares on the dates the contracts were signed.

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

FIRSTBINGO.COM
 (A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 719,094 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of June 30, 2003, the Company has received an additional $99,251 from this related party, and interest of $16,402 has been accrued and expensed.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. These expenses total approximately $35,538 at June 30, 2003 and are included in "accounts payable - related party" in the accompanying financial statements.

In addition, the Company rents office space from its chief executive officer on a month-to-month basis for $1,000 CDN (approximately $750 U.S.) plus miscellaneous expenses. The Company has accrued rent since February 2002 in the amount of $12,353, which is included in "accounts payable - related party" in the accompanying financial statements. The Company also owes this officer's legal firm approximately $1,000 in consulting and legal fees which is included under the same heading in the accompanying financial statements.

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due October 2, 2002, in the principal amount of $31,985 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.75 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

In February 2003, the Company converted this debt into 57,500 shares of common stock. See Note 4.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 6 - CONVERTIBLE DEBT (Continued)

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.65 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

At June 30, 2003 the convertible debenture is due and the Company and investor are considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

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

During the year ended December 31, 2002, all stock options expired and no new options were granted.

During the six months ended June 30, 2003, the Company did not issue any additional options.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2003

NOTE 8 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. As of June 30, 2003 the Company has received the entire fee. Tesauro overpaid its license by $2,400 which is included in the accompanying financial statements under "Commitments and Contingencies."

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company purchased from a related party the software technology, intellectual property, and patents relating to the Trivia Bingo game. The Company issued 6,000,000 shares of common stock for the purchase of the property. The related party's basis in the software was $138,000. Therefore, the value of the transferred assets are the same as the original cost basis to the related party, or $138,000.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In an effort to raise capital the Company filed an SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993 that was declared effective 10/11/02 at 3:30 pm. The Company intents to re-file its SB-2 Registration Statement in August of 2003. The said Registration Statement will permit the Company to issue a maximum of 3,000,000 treasury shares at an issue price of $2.65. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. The money that is raised will be applied to the development of our web site, marketing and working capital. If additional capital is required, we will attempt to raise additional capital through a subsequent private placement, public offering or through loans. If we do not raise all of the capital that is required from this offering, we will have to find alternative sources such as second public offering, a private placement of securities, or loans from our officers or others. Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay fees connected with our filings with the SEC. Accordingly, our officers and directors under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. Should we require additional funds and are unable to raise it we will either have to suspend operations until we do raise the funds, or cease operations entirely. If we raise the maximum amount of capital from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and further funds are required we will have to revert to obtaining additional funds as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete the development of our game due to lack of capital, we will cease operations until further funds are raised. Should we fail to raise further funds, we will cease operations.

We do not intend to hire additional employees at this time.

ITEM 3.   CONTROLS AND PROCEDURES

Thomas Sheppard, Principal Executive Officer and Principal Financial Officer of Richard Wachter, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2003.

FIRSTBINGO. COM (Registrant)
By:	/s/ Richard L. Wachter Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors
By:	/s/ Thomas M. Sheppard Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors