Form 10QSB
period 2003-09-30
FIRSTBINGO COM
filed 2003-11-14
CIK 1120285

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission file number 000-31289

FIRSTBINGO.COM
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

488 Huron Street
Toronto, Ontario
Canada M5R 2R3
(Address of principal executive offices)

(416) 281-3335
(Issuer's telephone number)

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

PART I.

ITEM 1. - Financial Statements

Certified Public Accountants & Business Consultants
 Bank of America Financial Center - 601 W. Riverside, Suite 1940 - Spokane, WA 99201-0611
509-838-5111 Fax: 509-838-5114 E-mail: wwpcpas@williams-webster.com

Board of Directors
FirstBingo.com
Toronto, Ontario
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of FirstBingo.com, a development stage enterprise, as of September 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2003 and 2002, and for the period from March 30, 1990 (inception) through September 30, 2003. All information included in these financial statements is the representation of the management of FirstBingo.com.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 31, 2003

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,	December
	2003	31,
ASSETS	(unaudited)	2002
CURRENT ASSETS
Cash	$4,139	$24
TOTAL CURRENT ASSETS	4,139	24

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	239,714	144,089
TOTAL PROPERTY AND EQUIPMENT	239,714	144,089

TOTAL ASSETS	$243,853	$144,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	38,084	76,060
Accounts payable - related party	53,372	47,108
Advance from shareholder	-	7,600
Accrued interest	26,907	15,245
Accrued salaries	612,500	350,000
Note payable - related party	171,251	99,251
Convertible note payable	38,000	31,985
TOTAL CURRENT LIABILITIES	940,114	627,249

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $0.001 par value;
31,828,500 and 7,598,500 shares issued and outstanding,
respectively	31,830	7,598
Additional paid-in capital	15,810,847	15,660,296
Accumulated deficit during development stage	(16,541,338)	(16,153,430)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(698,661)	(485,536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$243,853	$144,113

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					Period from
					March 30, 1990
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

EXPENSES
Amortization	21,792	10,292	42,376	105,876	329,128
Consulting fees	28,820	-	28,820	-	4,041,957
Directors' fees	-	-	-	-	1,252,600
Officers' salaries	87,500	-	262,500	200,000	812,500
Salaries - sales and office	-	-	-	-	40,725
Filing fees	-	124	-	8,029	7,905
Marketing and public relations	1,325	17,238	2,531	41,358	8,036,027
Legal and professional fees	14,348	9,434	23,368	51,413	172,789
Travel and entertainment	-	-	-	6,980	41,348
Office and administration	2,836	3,483	8,777	16,569	57,935
Software and internet services	-	721	3,063	20,518	236,331
Trade show expenses	-	-	-	-	37,492
Trivia bingo development	-	-	-	-	22,274
Pilot development	-	-	-	-	51,042
Loss on impairment of software	-	-	-	1,275,000	1,275,000
TOTAL OPERATING EXPENSES	156,621	41,293	371,435	1,725,743	16,415,053

LOSS FROM OPERATIONS	(156,621)	(41,293)	(371,435)	(1,725,743)	(16,415,053)
OTHER INCOME (EXPENSES)
Other income	-	-	-	-	10,000
Interest expense	(5,138)	(7,775)	(16,473)	(12,267)	(136,285)
TOTAL OTHER INCOME (EXPENSES)	(5,138)	(7,775)	(16,473)	(12,267)	(126,285)

LOSS BEFORE INCOME TAXES	(161,759)	(49,068)	(387,908)	(1,738,010)	(16,541,338)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(161,759)	$(49,068)	$(387,908)	$(1,738,010)	$(16,541,338)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.25)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	28,136,192	7,318,500	14,580,340	6,901,036

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock				During	Total
	Number		Additional	Stock	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Options	Stage	Equity (Deficit)
Initial issuance of common stock in
April 1990 for cash	1,678,080	$1,678	$822	$-	$-	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	1,678,080	1,678	822	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	1,678,080	1,678	822	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	1,678,080	1,678	822	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	1,678,080	1,678	822	-	$(7,100)	(4,600)
Issuance of common stock for services at an
average of $13.31 per share	976,000	976	12,978,724	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $1.56 per share	960,000	960	1,499,040	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	3,614,080	3,614	14,478,586	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Expiration of stock options	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an
average of $1.88 per share	28,044	28	52,472	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	3,642,124	3,642	14,546,058	41,600	(13,856,673)	734,627
Issuance of common stock for services at $0.25 per share	800,000	800	199,200	-	-	200,000
Issuance of common stock for accrued interest and
debt at $0.25 per share	2,876,376	2,876	716,218	-	-	719,094
Issuance of common stock for services
at $0.50 per share	140,000	140	69,860	-	-	70,000
Issuance of common stock for services
at $0.63 per share	140,000	140	87,360	-	-	87,500
Expiration of stock options	-	-	41,600	(41,600)	-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)
Balance, December 31, 2002	7,598,500	7,598	15,660,296	-	(16,153,430)	(485,536)
Stock issued for convertible debt and accrued interest
at $0.16 per share	230,000	232	36,551	-	-	36,783
Stock issued for purchase of assets at $0.01 per share	24,000,000	24,000	114,000	-	-	138,000
Net loss for the nine months ending
September 30, 2003 (unaudited)	-	-	-	-	(387,908)	(387,908)
Balance, September 30, 2003 (unaudited)	31,828,500	$31,830	$15,810,847	$-	$(16,541,338)	$(698,661)

See accompanying notes and accountant's review report.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(387,908)	$(1,738,010)	$(16,541,338)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	42,376	105,876	329,128
Loss on impairment of software	-	1,275,000	1,275,000
Services paid by issuance of common stock	-	200,000	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	4,797	104,727	109,525
Decrease in accounts receivable		2,510	-
Increase (decrease) in:
Advances from shareholders	(7,600)	-	-
Accrued interest	11,662	(92,300)	26,907
Accounts payable	(37,976)	23,458	38,084
Accounts payable, related party	6,264	(6,841)	53,372
Refund payable	-	-	2,400
Accrued salaries	262,500	-	612,500
Net cash used in operating activities	(105,885)	(125,580)	(648,122)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank funds	-	-	-
Proceeds from notes payable - related party	72,000	131,236	785,617
Proceeds from notes payable - convertible debenture	38,000	-	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	110,000	131,236	858,102
Net increase (decrease) in cash	4,115	5,656	4,139
Cash, beginning of period	24	2,410	-
Cash, end of period	$4,139	$8,066	$4,139
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$138,000	$-	$138,000
Services paid by issuance of stock	$-	$200,000	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$614,366	$614,366
Stock issued for accrued interest	$4,797	$104,727	$109,525
Stock issued for convertible debt	$31,985	$-	$31,985
Loss on impairment of software	$-	$1,275,000	$1,275,000

See accompanying notes and accountant's review report.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

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

The Company is in the development stage and as of September 30, 2003 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Interim Financial Statements
The interim financial statements for the periods ended September 30, 2003 and 2003, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (Continued)
As shown in the accompanying financial statements, the Company incurred a net loss of $387,908 for the nine months ended September 30, 2003. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to September 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $500,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
 The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2003 and 2002.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2003, the Company had net deferred tax assets of approximately $1,070,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003. The significant components of the deferred tax asset at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
Net operating loss carryforward	$3,100,000	$2,900,000
Stock issued for services		13,400,000

Deferred tax asset	1,070,000	980,000
Deferred tax asset valuation allowance	(1,070,000)	(980,000)
Net Deferred Tax	$-	$-

At September 30, 2003, the Company has net operating loss carryforwards of approximately $3,150,000, which expire in the years 2020 through 2023. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments and in prior periods the Company recognized approximately $13,200,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2002 to September 30, 2003 was and increase of $90,000.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired and accordingly recognized an impairment loss. During the nine months ended September 30, 2003, the Company determined no further impairment of assets had occurred. See Note 3.

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
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change is disclosure requirements due to SFAS No. 148.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which had no effect on the financial statements of the Company at September 30, 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not impact the financial statements of the Company at September 30, 2003.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software - acquired during the year ended December 31, 2000 - was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and are being amortized over the estimated useful life of five years.

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

During the nine months ended September 30, 2003 the Company issued 24,000,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party, for 600,000 shares of stock in FirstBingo.com that it had acquired in 2000 as payment for services. These shares went through a 1 for 25 stock split and then a 3 for 1 stock dividend (See Notes 4 and 10) and became 96,000 shares with a final adjusted price of $1.44 per share for a total cost of $138,000. SAB No. 48 interprets that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Therefore, the value of the stock issued to the related party is considered FirstBingo.com's basis in the software, or $138,000. This software will be amortized over its estimated useful life of three years.

During the nine months ended September 30, 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $42,376.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 1,678,080 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. In 1997, the Company's board of directors authorized a 92-for-1 forward stock split, which increased the number of issued and outstanding shares to 5,244,000. In 1999, the Company authorized a 2-for-1 forward split, which increased the number of issued and outstanding shares to 10,488,000. All financial statement information herein has been changed to reflect these stock splits. These shares were further adjusted by a reverse stock split in 2001 and a stock dividend that was treated as a forward stock split.

During 2000, the Company issued 976,000 shares for services which were valued at the fair market value of the shares at the date of issuance. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 960,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon the value of the shares at the original signing date of the agreement.

During the year ended December 31, 2001, the Company issued 28,044 shares for services which were valued at the fair market value of the shares at the dates granted. On December 31, 2001, the Company's board of directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits. See Note 10.

During the year ended December 31, 2002, the Company issued 800,000 shares to two of its directors for salaries and bonuses which were valued at $0.25 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 2,876,376 shares of stock in satisfaction of a note payable to a related party. See Note 5.

Also during the year ended December 31, 2002 the Company issued a total of 280,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia BingoJ game. 140,000 shares were valued at $0.50 per share and 140,000 shares were issued at $0.63 per share, the fair market value of the shares on the dates the contracts were signed.

In February 2003, the Company issued 230,000 shares of common stock for convertible debentures and accrued interest totaling $36,783. See Note 6.

In July 2003, the Company issued 24,000,000 shares of common stock for the purchase of software and patents totaling $138,000. See Note 3.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 4 - COMMON STOCK (Continued)

The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted with the exception of the stock issued pursuant to the software acquisition disclosed in Note 3. These fair market value for all transations excluding those with related parties is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2003, the Company has received an additional $99,251 from this related party, and interest of $19,380 has been accrued and expensed.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. These expenses total approximately $53,372 at September 30, 2003 and are included in "accounts payable - related party" in the accompanying financial statements.

During the nine months ended September 30, 2003 the Company's president loaned $72,000 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. As of September 30, 2003, interest of $2,160 has been accrued and expensed.

In addition, the Company rents office space from its chief executive officer on a month-to-month basis for $1,000 CDN (approximately $750 U.S.) plus miscellaneous expenses. The Company also owes this officer's legal firm approximately $1,000 in consulting and legal fees which is included under the same heading in the accompanying financial statements.

For other related party transactions see Note 3.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due October 2, 2002, in the principal amount of $31,985 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock.

This debt is convertible into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.75 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In February 2003, the Company converted this debt into 230,000 shares of common stock. See Note 4.

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The convertible note bears interest at the rate of 15% and is payable at the due date of the loan in cash or common stock. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 CDN ($0.16 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

At September 30, 2003 the convertible debenture is due and the Company and investor are considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 7 - STOCK OPTIONS (Continued)

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

During the six months ended September 30, 2003, the Company did not issue any additional options.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2003, the Company has agreed to pay two of its officers salaries of $250,000 and $100,000 for their services to the Company. At September 30, 2003 the Company has accrued $262,500 in salaries payable to the officers which is included in accrued salaries in the financial statements.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2003

NOTE 10 - SUBSEQUENT EVENTS

On November 7, 2003 the Board of Directors declared a 3 for 1 common stock dividend for all shareholders of record November 14, 2003. This dividend will be accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend.

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

We are currently attempting to raise money through a public offering. As of the date hereof we have not raised any money through our public offering and there is no assurance we will ever raise any money through our public offering in the future.

If we are unable to complete the development of our game due to lack of capital, we will cease operations until further funds are raised. Should we fail to raise further funds, we will cease operations.

We do not intend to hire additional employees at this time.

ITEM 3.       CONTROLS AND PROCEDURES

Thomas M. Sheppard our Principal Executive Officer and Richard Wachter our Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

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

PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

(d)       On October 11, 2002 a Form SB-2 registration statement (SEC file no. 333-86466) registering 3,000,000 shares of common stock for sale at an offering price of $2.65 per share for an aggregate value of $7,950,000 was declared effective by the SEC. No underwriter was involved in the offering. We did not sell any shares pursuant to the foregoing registration statement. On July 8, 2003 the offering period terminated without any shares being sold by us.

On August 25, 2003 we filed another Form SB-2 registration statement (SEC file no. 333-108188) with the SEC which was declared effective by the SEC on September 10, 2003 registering 3,000,000 shares of common stock for sale at an offering price of $2.65 per share for an aggregate value of $7,950,000. No underwriter is involved in this public offering and as of the date hereof we have not sold any shares of common stock pursuant to the registration statement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description

	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2003.

FIRSTBINGO. COM (Registrant)
By:	/s/ Richard Wachter Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors
By:	/s/ Thomas Sheppard Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors