Form 10KSB
period 2003-12-31
FIRSTBINGO COM
filed 2004-04-08
CIK 1120285

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

FirstBingo.com
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0256854 (Employer Identification No.)

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

YES [X] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S_B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10_KSB or any amendment to this Form 10_KSB [   ]

State issuer's revenues for its most fiscal year December 31, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 17, 2004, the value was $1,746,445.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2004: 31,828,500

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

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

Since then we have developed its website; developed its Trivia Bingo game; developed a CD Rom version of its Trivia Bingo game; and, tested our Trivia Bingo game.

On June 28, 1999, we forward split its shares of common stock on a 2 for 1 basis.

On December 31, 2001, we reverse split our shares on the basis of 1 for 25.

On November 14, 2003, we issued three additional shares of common stock for each one share outstanding as a stock dividend.

General

We have developed a game called "Trivia Bingo" and website to play Trivia Bingo. Trivia Bingo is played over the Internet and is available to anyone with internet access. We recently tested and are continuing to test Trivia Bingo on our website. We have not generated any revenues and will not generate any revenues until the players pay to compete and we begin to sell advertising space on the Trivia Bingo internet cards to advertisers. We have not generated any revenues to date.

Trivia Bingo

Trivia Bingo is divided into two divisions. One division is an Internet Trivia Bingo game played on the Internet. The other will be a television game show. The Internet game is operational, though not generating revenues. The television game show is only conceptual.

The Internet Trivia Bingo allows registered users to compete for a variety of prize and cash. Current prizes consist of clocks, mouse pads, CD cases, watches, stress balls and caps. We gave away one automobile as part of our test of the website. Mr. Richard Wachter personally financed the cost of the test. In the future, we will provide the prizes at our own expense. If and when the television show becomes operational, the Internet Trivia Bingo players will pay to compete to qualify for the television game show.

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

Registration for Internet Bingo

Players already registered with us will click on the "Player" icon and when prompted enter their user name and password. New players will be prompted to click on the "New Player" icon to register as a new player. Players must register in order to be eligible for the cash and prizes and to qualify for an opportunity to participate on television Trivia Bingo.

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

The trivia question associated with the selected open square is revealed. The player is now given 15 seconds to select the correct answer from four multiple choice answers. The answer is chosen by clicking on the chosen response with the mouse. If the answer is right the number on the open square is replaced by an advertiser's logo (indicating a covered square). If the answer is incorrect, the open square will remain open and the player will receive one strike. If the player gets three strikes before achieving a full card, the game ends. A player may receive multiple Bingos on one card. Each Bingo will result in the player receiving 1,000 FirstBingo points. A player may also receive advertiser's points for converting an open square to a covered square. It is anticipated that advertiser's points may be exchanged for various prize giveaways.

If the Player answers all of the trivia questions correctly before getting three strikes, he or she attains a full card. If a player obtains a full card, he will receive bonus points in addition to the 1,000 FirstBingo points awarded for each Bingo.

Cash and Prize Giveaways

The points a player receives qualify the player for the opportunity to win cash or prizes. A player can also win instant cash or prizes if an Instant Win Card is randomly generated at the start of the game.

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

TV Trivia Bingo

Internet Trivia Bingo players qualify by achieving high points ratings to participate as players on TV Trivia Bingo. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, we have not developed the television program, taped any shows or entered into negotiations with any television stations or sponsors for the production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be developed, produced or sold to any television networks. If we receive funding from this offering, we believe it will take 6 weeks to prepare the pilot and 3 months to sell the show. Accordingly, it will be 4 to 5 months before the show appears on television. There is no assurance, however, that any television network will broadcast the show. On April 3, 2001, we entered into a licensing agreement with Tesauro S.A., a corporation located in Spain, wherein we granted it the right to produce and distribute the Trivia Bingo Game in a television show format in consideration of $10,000. The territory covered by the license is Spain. The term of the license is 3 years and is renewable for an additional 3 year period unless either party, upon 60 days written notice, decides not to renew.

Revenues

First and foremost we are a pay to play and advertiser/sponsor supported website. We plan to generate revenues from players paying to compete and the sale of advertising space (i.e. advertiser's logos), which appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on its Internet web site nor have we secured any sponsorship for our proposed television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

In addition, we plan to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

We are developing a CD game version of Internet Trivia Bingo. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to players of the CD game. The CD game is in a conceptual stage. We do not know if and when the CD will be created or when a prototype will be started. No CD's have been developed . We do not know what the cost of production will be or when the CD game will be available sale. There is no assurance that any CDs will ever be created or sold.

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

Marketing

We expect that a significant portion of our initial expenses will be related to advertising and marketing. We anticipate using banner advertising featuring hot links on strategic Internet portal and search engine sights such as Hotmail, Yahoo and Alta Vista. Each of these sites boasts millions of visits each day and will prove an invaluable source to generate awareness of our Internet Trivia Bingo game. Advertising in traditional media, such as newspapers, magazines, television, radio, billboards, etc. will also be an important facet of the advertising and marketing program.

As of the date hereof, we have not initiated any research to determine the parameters of its advertising or the medium which it may choose.

Competition

We will compete with other companies marketing trivia related entertainment products and services and companies offering games of skill involving the answer of trivia questions. Millionaire and Jeopardy will be our initial competitors.

We compete with other companies that have websites that advertise on a game or on a site while a game is being played.

We expect to encounter significant competition from existing advertiser/sponsor-supported web-sites. Many of our existing and potential competitors have or may have, as the case may be, greater capital and other resources than we do and may choose to adopt a marketing plan similar to that proposed by us. There can be no assurance that we will be able to generate meaningful revenues or earnings from our proposed Trivia Bingo operations or otherwise successfully compete in the future.

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

Testing

We estimate that our web-site will be fully developed and commercialized prior to the end of fourth quarter 2004, provided we complete this offering. Standard beta testing of the web-site will take place but is not anticipated to be onerous given the relatively simple nature of the game

Government Regulation

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

We believe that as of this date, many federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet bingo services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of bingo opportunities, except where licensed or subject to exemption. This may include games which require the player to risk nothing but his time.

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

Transaction with Ampang Investments Ltd.

On March 21, 2000 we entered into a Debenture Agreement in favor of Ampang Investments Ltd. to secure a line of credit in the sum of $750,000.00. Ampang Investments Ltd. is owned by an officer of the Company.

On September 21, 2000 we issued to Ampang Investments Ltd. 10,000,000 restricted shares of common stock for the following purposes:

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

On December 31, 2001, we effected a 1 for 25 reverse stock split.

On January 2, 2002, Ampang converted the debenture to 2,876,376 shares of common stock.

On July 15, 2003 we purchased all the intellectual property and trademarks from Ampang Investments Inc. for 24,000,000 shares of common stock. The cost basis of the intellectual property and trademarks was $138,000. This is the cost basis of the shares Ampang used to purchase the property in 2000. The historical cost is used as Ampang is considered a related party.

The forgoing number of shares reflects the issuance of three additional shares of common stock for each one share outstanding as a stock dividend to shareholders of record on November 14, 2003.

Company's Office

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There is no written document evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00 Canadian.

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

  We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and television Trivia Bingo. We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising, and although it is available for revenue generating operations, is not generating any revenues from operation at this time. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $17,225,393. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*   our ability to complete our plan of operations
*   our ability to locate customers who will participate in our games
*   our ability to locate people who will buy advertising from us
*   our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. Our operating losses in year 2003 were $515,797. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

  We are dependent upon an outside technology supplier for the preparation and creation of our web site and Trivia Bingo game. We have selected MENTE, Inc. as our technology supplier. It is obligated to maintain our website for the balance of 2004. The unavailability of such services may cause us to cease operations.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There are no written documents evidencing our lease. Our lease is oral. Our monthly rental is $1,000.00 Canadian (approximately $650.00 U.S.)

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FBGO."

Summary trading by quarter for the 2003 and 2002 fiscal years are as follows:

Fiscal Quarter		High Bid	Low Bid
2003
	Fourth Quarter Third Quarter Second Quarter First Quarter	0.75 1.75 1.50 0.80	0.28 0.41 0.45 0.38
2002
	Fourth Quarter Third Quarter Second Quarter First Quarter	0.81 0.29 0.75 1.31	0.26 0.18 0.24 0.19

These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001 and a stock dividend of three additional shares for each one share outstanding on November 14, 2003. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 19, 2003, we had 116 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934.

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

Status of our public offering

On December 18, 2003, our Post-Effective Amendment to our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-108188. We are offering up to 12,000,000 shares of common stock, with no minimum at an offering price of $0.6625 per share and certain selling shareholders are offering up to 27,767,000 shares of common stock. The offering period is 270 days from the effective date of our Post-Effective Amendment to our Form SB-2 registration statement. We began our offering on December 18, 2003. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of March 17, 2003, we have not sold any shares.

From the effective date of the registration statement, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance and may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

Our only other source for cash at this time is investments by others in FirstBingo.com. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe that $2,000,000 will last 24 months.

In an effort to raise capital the Company filed a Post Effective Amendment to our Form SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993 and it was declared effective December 18, 2003. The said Registration Statement permits the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the development of our web site, marketing and working capital. If we need additional money, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors; however, our officers and directors are unwilling to make any commitment to loan us any money at this time, other than to pay fees connected with our filings with the SEC. Accordingly, they are under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

At December 31, 2003, we had negative working capital of $1,066,222 compared to negative working capital of $629,625 at December 31, 2002 for a total increase of $585,478.

At December 31, 2003 and 2002, our primary asset was software, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

Upon the successful completion of our intended financing we intend to derive our operating revenues from the following sources:

  advertising campaigns on its website, including merchandising its products;

  the sale of CD ROMS and our "board game";

  launching our television game show.

In 2000, we issued a total of 6,100,000 shares of common stock in director, consulting and marketing fees valued $12,978,700. 1,850,000 shares were issued to Sharpe Capital for marketing and public relations; 4,000,000 shares were issued to Ampang Investments for consulting; and, 250,000 shares were issued to Marco Stifani, Michael DeMarco and Edgar Clark, former directors, as director's fees.

Fiscal December 31, 2003 Compared to Fiscal December 31, 2002

We have had no revenues from operations in either fiscal year end 2003 or 2002, provided, however, we were paid $10,000 upon granting the right to license our television format rights and use of our trademarks from an agent, Tesauro S.A., for the country of Spain, following the demonstration of our products at MIP European Television Trade Show in Cannes, France.

At December 31, 2003, we had negative working capital of $1,066,222 compared to negative working capital of $629,625 at December 31, 2002. This was a result of accrued salaries, along with notes and accounts payable. Accounts payable increased from $627,249 on December 31, 2002 to $1,006,222 December 31, 2003. This was a result of normal operating expenses. The increase in accounts payable is due to the normal operating expenses. This includes legal and accounting fees of $53,307. The remainder was general and administrative expenses.

We continue to include our operating website and license, as well as Trivia Bingo Software with a net value of $217,922 as our major asset. At December 31, 2003, our primary asset was the website and license. Our primary liabilities consisted of accounts payable, notes payable, and accrued salaries. Additionally at December 31, 2003, we had substantial accrued interest on our books.

During the December 31, 2003 and 2002, we did not have any revenues from operations.

Liquidity and Capital Resources

We continue to maintain a minimal cash balance in order to fulfill our financial commitments. The minimal cash balance or burn rate required to fulfill financial commitments is $32,000 per month. . The approximate amount of time through which our current assets will fund existing operations, not assuming completion of this offering or additional advances from shareholders, is zero months. All of this cash balance has been obtained through borrowing. We are not in a liquid position at December 31, 2003, having $1436 of cash. This compares to cash of $31 at December 31,2002. In the past the majority shareholders have had to fund any cash shortfalls experienced by us.

Current assets increased from $24 at December 31, 2002 to $1436 at December 31, 2003. An increase considered by us to be negligible. Current liabilities at December 31, 2002, were $627,249. These liabilities increased at December 31, 2003, to $1,065,257.

We continue to be funded by our majority shareholders, in order to meet our day-to-day expenses and our ongoing marketing initiatives. As of December 31, 2003, these shareholders have covered $238,377 in our shortfalls. That is because we are not generating any revenues from operations, but we continue to accrue expenses as though we were generating revenues. This is reflected in the "Note payable-related party" of $178,201 and interest of $32,183 has been accrued and expensed which represents monies advanced to us by our majority shareholders in the fiscal year of 2003. It is also reflected in the accounts payable, related party and advance from shareholders of $60,176 and $0. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issuance of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest."

We have continuously maintained minimal liquidity as a result of majority shareholders funding of our operations. The total short-fall that these shareholders assumed was $238,377 however, they are unwilling to fund operations in the future and if we do not receive sufficient proceeds to fund our operations, we may have to suspend operations until we obtain additional funding or cease operating entirely. We have no material commitments for capital expenditures other than as set forth in the Use of Proceeds section of this prospectus. While we are committed to spend the money as disclosed therein, we have not entered into any contracts with third parties for the services described therein. We will not enter into any contracts with third parties for services, until we receive proceeds from this offering. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements and the majority shareholders are unwilling to make any further capital contributions to our operations. Accordingly, if this offering is unsuccessful, in all likelihood, we will have to suspend or cease operations.

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

Board of Directors
FirstBingo.com
Toronto, Ontario
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of FirstBingo.com (a development stage company and Nevada corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com (a development stage company) as of December 31. 2003 and 2002, and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 20, 2004

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2003	2002
CURRENT ASSETS
Cash	$1,436	$24
Total Current Assets	1,436	24

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	217,922	144,089
Total Property and Equipment	217,922	144,089

TOTAL ASSETS	$219,357	$144,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$56,695	$76,060
Accounts payable - related party	60,176	47,108
Advance from shareholder	-	7,600
Accrued interest	32,183	15,245
Accrued salaries	700,000	350,000
Note payable - related party	178,201	99,251
Convertible note payable	38,000	31,985
Total Current Liabilities	1,065,257	627,249

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $0.001 par value;
31,828,524 and 7,598,500 shares issued and outstanding, respectively	31,828	7,598
Additional paid-in capital	15,810,849	15,660,296
Accumulated deficit during development stage	(16,690,977)	(16,153,430)
Total Stockholder's Equity (Deficit)	(848,300)	(485,536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$219,357	$144,113

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
			Period from
			March 30, 1990
	Year Ended		(Inception) to
	December 31,		December 31,
	2003	2002	2003
REVENUES	$-	$-	$-
COST OF REVENUES	-	-	10,000
GROSS PROFIT	-	-	10,000

EXPENSES
Amortization	64,168	116,168	350,920
Consulting fees	28,820	-	4,041,957
Directors' fees	-	-	1,252,600
Officers' salaries	350,000	550,000	900,000
Salaries - sales and office	-	-	40,725
Filing fees	3,130	-	3,130
Marketing and public relations	3,583	54,093	8,044,984
Legal and professional fees	53,307	78,845	202,728
Travel and entertainment	-	4,050	41,348
Office and administration	9,726	22,611	58,884
Software and internet services	3,063	180,745	236,331
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	-	51,042
Loss on impairment of software	-	1,275,000	1,275,000
TOTAL OPERATING EXPENSES	515,797	2,281,512	16,559,415

LOSS FROM OPERATIONS	(515,797)	(2,281,512)	(16,559,415)

OTHER INCOME (EXPENSES)
Other income	-	-	10,000
Interest expense	(21,750)	(15,245)	(141,562)
TOTAL OTHER INCOME (EXPENSES)	(21,750)	(15,245)	(131,562)

LOSS BEFORE INCOME TAXES	(537,547)	(2,296,757)	(16,690,977)
INCOME TAXES	-	-	-
NET LOSS	$(537,547)	$(2,296,757)	$(16,690,977)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.33)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	18,939,788	7,048,964

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Deficit
	Common Stock				Accumulated
					During	Total
	Number		Additional	Stock	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Options	Stage	Equity(Deficit)
Initial issuance of common stock in
April 1990 for cash	1,678,080	$1,678	$822	$-	$-	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)
Balance, December 31, 1996	1,678,080	1,678	822	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)
Balance, December 31, 1997	1,678,080	1,678	822	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)
Balance, December 31, 1998	1,678,080	1,678	822	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)
Balance, December 31, 1999	1,678,080	1,678	822	-	(7,100)	(4,600)
Issuance of common stock for services at an
average of $13.31 per share	976,000	976	12,978,724	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $1.56 per
share	960,000	960	1,499,040	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)
Balance, December 31, 2000	3,614,080	3,614	14,478,586	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Expiration of stock options	-	-	15,000	(15,000)	-	-
Issuance of common stock for services at an
average of $1.88 per share	28,044	28	52,472	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)
Balance, December 31, 2001	3,642,124	3,642	14,546,058	41,600	(13,856,673)	734,627
Issuance of common stock for services at $0.25
per share	800,000	800	199,200	-	-	200,000
Issuance of common stock for accrued interest
and debt at $0.25 per share	2,876,376	2,876	716,218	-	-	719,094
Issuance of common stock for services
at $0.50 per share	140,000	140	69,860	-	-	70,000
Issuance of common stock for services
at $0.63 per share	140,000	140	87,360	-	-	87,500
Expiration of stock options	-	-	41,600	(41,600)	-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)
Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$-	$(16,153,430)	$(485,536)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated
					During	Total
	Number		Additional	Stock	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Options	Stage	Equity(Deficit)
Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$-	$(16,153,430)	$(485,536)

Stock issued for convertible debt and
accrued interest at $0.16 per share	230,000	230	36,553	-	-	36,783

Stock issued for purchase of assets at $0.01
per share	24,000,000	24,000	114,000	-	-	138,000

Correction for fractional shares	24	-	-	-	-	-

Net loss for the year ending
December 31, 2003	-	-	-	-	(537,547)	(537,547)

Balance, December 31, 2003	31,828,524	$31,828	$15,810,849	$-	(16,690,977)	$(848,300)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Year Ended		(Inception) to
	December 31,		December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537,547)	$(2,296,757)	$(16,690,977)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	64,168	116,168	350,920
Loss on impairment of software	-	1,275,000	1,275,000
Services paid by issuance of common stock	-	357,500	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	4,797	104,727	109,525
Decrease in accounts receivable		2,510	-
Increase (decrease) in:
Accrued interest	16,938	(89,322)	32,183
Accounts payable	(19,362)	41,091	56,698
Accounts payable, related party	13,068	3,061	60,176
Refund payable	-	2,400	2,400
Accrued salaries	350,000	350,000	700,000
Net cash used in operating activities	(107,938)	(133,622)	(657,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of advance from shareholder	(7,600)	-	-
Proceeds from notes payable - related party	78,950	99,251	792,567
Proceeds from notes payable - convertible debenture	38,000	31,985	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	109,350	131,236	865,052
Net increase (decrease) in cash	1,412	(2,386)	1,436
Cash, beginning of period	24	2,410	-
Cash, end of period	$1,436	$24	$1,436
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$138,000	$-	$138,000
Services paid by issuance of stock	$-	$357,500	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$614,366	$614,366
Stock issued for accrued interest	$4,797	$104,727	$109,525
Stock issued for convertible debt	$31,985	$-	$31,985

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

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

The Company is in the development stage and as of December 31, 2003 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Foreign Currency Translation and Other Comprehensive Income
 The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional the Company and has no assets with value recorded in Canadian dollars, there is no recognition of other comprehensive income in the financial statements.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

As shown in the accompanying financial statements, the Company incurred a net loss of $537,547 for the year ended December 31, 2003. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to December 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Fair Value of Financial Instruments
 The Company's financial instruments as defined by State of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003, the Company had net deferred tax assets of approximately $1,120,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003. The significant components of the deferred tax asset at December 31, 2003 and December 31, 2002 were as follows:

	December 31, 2003	December 31, 2002
Net operating loss carryforward	$3,300,000	$2,900,000

Deferred tax asset	$1,120,000	$980,000
Deferred tax asset valuation allowance	(1,120,000)	(980,000)
Net deferred tax asset	$-	$-

At December 31, 2003, the Company has net operating loss carryforwards of approximately $3,300,000, which expire in the years 2020 through 2023. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments. In addition, in prior periods the Company recognized approximately $13,200,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2002 to December 31, 2003 was an increase of $140,000, due to the increase in net operating losses.

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

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired and accordingly recognized an impairment loss. During the year ended December 31, 2003, the Company determined no further impairment of assets had occurred. See Note 3.

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

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which had no effect on the financial statements of the Company at December 31, 2003.

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license-which was purchased solely for internal use and will not be marketed externally-have been capitalized and are being amortized over the estimated useful life of five years.

During the year ended December 31, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations. The impairment was charged to operations, resulting in a loss on impaired assets of $1,275,000.

During the year ended December 31, 2003, the Company issued 24,000,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party for 600,000 shares of stock in FirstBingo.com that it had acquired in 2000 as payment for services. These shares, after a 1 for 25 stock split and then a 3 for 1 stock dividend, ultimately became a total of 96,000 shares with a final adjusted price of $1.44 per share for a total cost of $138,000. SAB No. 48 interprets that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Accordingly, the aforementioned value of the stock issued to the related party is considered FirstBingo.com's basis in the software, which is being amortized over its estimated useful life of three years.

During the year ended December 31, 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $64,168.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 1,678,080 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. Since 1997, the Company's board of directors authorized a 92-for-1 forward stock split, a 2-for-1 forward split, a 1-for-25 reverse stock split, and a stock dividend that was treated as a forward stock split. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

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

Also during the year ended December 31, 2002, the Company issued a total of 280,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia BingoTM game. 140,000 shares were valued at $0.50 per share and 140,000 shares were issued at $0.63 per share, the fair market value of the shares on the dates the contracts were signed.

In February 2003, the Company issued 230,000 shares of common stock for convertible debentures and accrued interest totaling $36,783. See Note 6.

In July 2003, the Company issued 24,000,000 shares of common stock for the purchase of software and patents totaling $138,000. See Note 3.

On November 7, 2003, the Company's board of directors declared a 3 for 1 common stock dividend for all shareholders of record on November 14, 2003. This dividend was accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend.

The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted with the exception of the stock issued pursuant to the software

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

acquisition disclosed in Note 3. The fair market value for all transations excluding those with related parties is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain consultants who received common stock options under the Company's non-qualified stock option plan are the Company's directors and stockholders. All options granted expired effective December 31, 2002. The Company also received uncollateralized advances from a related party to pay certain expenses. These unsecured advances bear no interest and are reflected in the financial statements as advances from shareholder.

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of December 31, 2003, the Company has received an additional $99,250 from this related party, and interest of $22,357 has been accrued and expensed.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. These expenses total approximately $60,170 at December 31, 2003 and are included in "accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. As of December 31, 2003, interest of $4,459 has been accrued and expensed.

In addition, the Company rents office space from its chief executive officer on a month-to-month basis for $1,000 CDN (approximately $750 U.S.) plus miscellaneous expenses. The Company also owes this officer's legal firm approximately $6,700 in consulting and legal fees which is included under the same heading in the accompanying financial statements.

For other related party transactions, see Note 3.

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note with a scheduled maturity date of October 2, 2002, in the principal

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

amount of $31,985 in cash. This debt, with an interest rate of 15% and a feature enabling conversion into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.75 U.S.) per share, was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In February 2003, the Company converted this debt into 230,000 shares of common stock. See Note 4.

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to $0.25 CDN ($0.16 USD) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2003 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

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

During the year ended December 31, 2001, the board of directors granted options to acquire 12,400 shares of stock for prices ranging from $12.50 to $75.00 per share to officers and directors of the Company for their services. Included in the grant were 400 options which were granted in recognition of the forfeiture of 20,000 options originally granted in 2000.

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

During the year ended December 31, 2003, the Company did not issue any additional options.

FIRSTBINGO.COM
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2003

NOTE 8 - LICENSE AGREEMENT

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. As of December 31, 2003, the Company has received the entire fee. Tesauro overpaid its license by $2,400 which is included in the accompanying financial statements under "Commitments and Contingencies."

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2003, the Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At December 31, 2003 the Company has accrued $700,000 in salaries payable to the officers. This amount is included in accrued salaries in the financial statements.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from January 1, 2002 to December 31, 2003, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Name and Address	Age	Position(s)

Richard L. Wachter Times Square, Provo BWI, P. O. Box 663 Turks and Caicos Island	52	President, Chief Financial Officer and a member of the Board of Directors

Thomas M. Sheppard 488 Huron Street Toronto, Ontario Canada M5R 2R3	54	Secretary, Chief Executive Officer and a member of the Board of Directors

The persons named above have held their offices/positions since February 2001 and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Richard L. Wachter - President, Treasurer, Chief Financial Officer, and a member of the Board of Directors.

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

Thomas M. Sheppard - Secretary, Chief Executive Officer and a member of the Board of Directors.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934, as amended.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2001 through December 31, 2003, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)

Richard L. Wachter	2003	250,000	0	0	0	0	0	0
Current President and	2002	250,000	0	0	0	0	0	0
President in last	2001	250,000	0	0	0	0	0	0
fiscal year

Thomas M. Sheppard	2003	100,000	0	0	0	0	0	0
Current Chief	2002	100,000	0	0	0	0	0	0
Executive Officer	2001	100,000	0	0	0	0	0	0
and Chief Executive
Officer in last fiscal
year

Compensation was accrued but none was paid to any individual in his capacity as an officer through December 31, 2003. All options have expired.

We anticipate paying the following salaries in 2004:

Richard Lyle Wachter	President	$250,000
Thomas Michael Sheppard	Chief Executive Officer	$100,000

Compensation of Directors

The following table sets forth the compensation paid by us from January 1, 2001 through December 31, 2003, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts
				(a)	(b)	(c)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)

Richard L. Wachter	2003	0	0	0	0	0	0	0
Current Director and	2002	0	0	0	0	0	0	0
Director in last	2001	0	0	0	0	16,000	0	0
fiscal year

Thomas M. Sheppard	2003	0	0	0	0	0	0	0
Current Director and	2002	0	0	0	0	0	0	0
Director in the last	2001	0	0	0	0	16,000	0	0
fiscal year

As of our 2003 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

There were no grants of stock options in 2003 and there are currently no stock options outstanding. All options have expired.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest. The only conflict that we foresee is our officers' and directors' devotion of time to projects that do not involve us.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Number of Shares Owned		Percentage of Shares Owned

Richard L. Wachter Times Square, Provo BWI, P.O. Box 663 Turks and Caicos Island	27,331,000	[1]	85.87%

Thomas M. Sheppard 488 Huron Street Toronto, Ontario Canada M5R 2R3	436,000		1.37%

All Officers and Directors as a Group (2 persons)	27,767,000	[1]	87.24	[1]

[1]   Includes 26,075,000 shares owned by Ampang Investments Ltd., which is owned and controlled by The Bentley Group Ltd., and 1,256,000 shares owned by the Bentley Group Ltd. which is owned and controlled by Richard Wachter, our president and chief financial officer.

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 13, 2000 we entered into an oral agreement with the law firm of Harris & Harris to hire Mr. Paul R. LeBreux as our president, secretary, treasurer, and chief executive officer in consideration of $50,000 payable quarterly in advance and options to acquire 2,000,000 shares of common stock at an excise price of $1.00 per share expiring December 31, 2001. Upon his resignation as an officer and director of FirstBingo, Mr. Paul LeBreux surrendered his aforementioned 2,000,000 options in lieu of receiving 400,000 options at an excise price of $0.75 per share expiring December 31, 2001. The options were adjusted to 4,000 as a result of the 1 for 25 reverse stock split that occurred on December 31, 2001 and expired on the same day.

In 2000, we paid the law firm of Harris & Harris $107,000 in legal fees. Mr. LeBreux, our former president is a partner of Harris & Harris.

On March 21, 2000 we entered into a Debenture Agreement in favor of Ampang Investments Ltd. to secure a line of credit in the sum of US$750,000.00.

On September 21, 2000 we issued to Ampang Investments Ltd. 16,000,000 restricted shares of common stock for the following purposes:

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

On January 2, 2002, Ampang Investments Ltd. converted its debenture to 2,876,376 restricted shares of our common stock.

On July 15, 2003 we purchased all intellectual property and trademarks from Ampang Investment Ltd. for 24,000,000 shares of our common stock.

The foregoing number of shares reflects the issuance of three additional shares of common stock for each one share outstanding as a stock dividend payable to shareholders of record on November 14, 2003.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On November 4, 2003, a Form 8-K was filed with an attached press release.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-31289 on August 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
3.3	Amended Articles of Incorporation - May 26, 1999
3.4	Amended Articles of Incorporation - March 26, 1999
3.5	Amended Articles of Incorporation - October 28, 1996
3.6	Amended Articles of Incorporation - September 14, 1990
4.1	Specimen Stock Certificate

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report filed with the Securities and Exchange Commission, SEC file #000-31289 on April 12, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.1	Debenture
10.2	Stock Purchase Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-86466 on April 18, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.3	Release and Reconveyance.
10.4	Demand Debenture.
10.5	License with Tesauro S.A.
99.1	Subscription Agreement.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2003. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $25,370 for the fiscal year ended December 31, 2002 and approximately $26,611 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended December 31, 2002 and for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of April, 2004.

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

Signatures	Title	Date

/s/ Richard L. Wachter Richard L. Wachter	President, Principal Financial Officer, and a member of the Board of Directors	April 7, 2004

/s/ Thomas M. Sheppard Thomas M. Sheppard	Secretary, Principal Executive Officer and a member of the Board of Directors	April 7, 2004