Form 10QSB
period 2004-03-31
FIRSTBINGO COM
filed 2004-05-17
CIK 1120285

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	_____________	to ___________

Commission File Number: 000-31289

FIRSTBINGO.COM
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

488 Huron Street
Toronto, Ontario
Canada M5R 2R3
(Address of principal executive offices)

(416) 281 3335
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

===================================================================================

PART I.

ITEM 1.       FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31,
	2004	December 31,
ASSETS	(unaudited)	2003
CURRENT ASSETS
Cash	$1,715	$1,436
Prepaids	5,000	-
TOTAL CURRENT ASSETS	6,715	1,436
PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	196,130	217,922
TOTAL PROPERTY AND EQUIPMENT	196,130	217,922

TOTAL ASSETS	$202,845	$219,357
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$43,915	$56,695
Accounts payable - related party	77,523	60,176
Accrued interest	37,611	32,183
Accrued salaries	787,500	700,000
Note payable - related party	187,989	178,201
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,172,538	1,065,257
COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
31,828,524 shares issued and outstanding	31,828	31,828
Additional paid-in capital	15,810,849	15,810,849
Accumulated deficit during development stage	(16,814,770)	(16,690,977)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(972,093)	(848,300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$202,845	$219,357

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
				Period from
				March 30, 1990
		Three Months Ended		(Inception) to
		March 31,		March 31,
		2004	2003	2004
		(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$10,000
COST OF REVENUES		-	-	-
GROSS PROFIT		-	-	10,000
EXPENSES
Amortization		21,792	10,292	372,712
Consulting fees		1,138	-	4,043,095
Directors' fees		87,500	-	1,340,100
Officers' salaries		-	87,500	900,000
Salaries - sales and office		-	-	40,725
Filing fees		2,618	-	5,748
Marketing and public relations		-	-	8,044,984
Legal and professional fees		449	199	203,177
Travel and entertainment		-	-	41,348
Office and administration		1,565	2,590	60,449
Software and internet services		3,303	-	239,634
Trade show expenses		-	-	37,492
Trivia bingo development		-	-	22,274
Pilot development		-	-	51,042
Loss on impairment of software		-	-	1,275,000
TOTAL OPERATING EXPENSES		118,365	100,581	16,677,780
LOSS FROM OPERATIONS		(118,365)	(100,581)	(16,667,780)
OTHER INCOME (EXPENSES)
Interest expense		(5,428)	(2,978)	(146,990)
TOTAL OTHER INCOME (EXPENSES)		(5,428)	(2,978)	(146,990)
LOSS BEFORE INCOME TAXES		(123,793)	(103,559)	(16,814,770)
INCOME TAXES		-	-	-
NET LOSS		$(123,793)	$(103,559)	$(16,814,770)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,828,524	7,698,168

See accompanying condensed notes to the interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,793)	$(103,559)	$(16,814,770)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	21,792	-	372,712
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	-	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	4,797	109,525
Increase (decrease) in:			-
Prepaids	(5,000)	-	(5,000)
Decrease (increase) in:
Accrued interest	5,428	(1,820)	37,611
Accounts payable	(12,783)	(22,465)	43,915
Accounts payable, related party	17,347	2,191	77,523
Refund payable	-	-	2,400
Accrued salaries	87,500	87,500	787,500
Net cash used in operating activities	(9,509)	(33,356)	(667,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of advance from shareholder		-	-
Proceeds from notes payable - related party	9,788	-	802,355
Proceeds from notes payable - convertible debenture	-	38,000	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	9,788	38,000	874,840
Net increase in cash	279	4,644	1,715
Cash, beginning of period	1,436	24	-
Cash, end of period	$1,715	$4,668	$1,715
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$138,000
Services paid by issuance of stock	$-	$-	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$109,525
Stock issued for convertible debt	$-	$31,985	$31,985

See accompanying condensed notes to the financial statements

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $123,793 for the three months ended March 31, 2004. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to March 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2004

trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized both $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. No portion of this software - acquired during the year ended December 31, 2000 - was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and are being amortized over the estimated useful life of five years.

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

During the three months ended March 31, 2004 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $21,792 and $10,292, respectively.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) CONDENSED NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received a total of $713,617 from 1999 to December 2001 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximated the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of March 31, 2004, the Company has received an additional $99,250 from this related party, and interest of $25,335 has been accrued and expensed.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the three months ended March 31, 2004 the president loaned an additional $9,788 with the same terms to the Company. As of March 31, 2004, interest of $6,909 has been accrued and expensed. The totals of the above two loans comprise the majority of related party notes payable in the financial statements.

The Company's president has from time to time paid various Company expenses which the Company plans to reimburse at such time as it is able. These expenses total approximately $92,300, of which approximately $21,500 has been repaid, with the balance of approximately $70,800 included in "accounts payable - related party" in the accompanying financial statements.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2004, the Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At March 31, 2004 the Company has accrued $787,500 in salaries payable to the officers. This amount is included in accrued salaries in the financial statements.

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

In an effort to raise capital the Company filed a Post Effective Amendment to our Form SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1933 and it was declared effective December 18, 2003. The said Registration Statement permits the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the development of our web site, marketing and working capital. If we need additional money, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

ITEM 3.       CONTROLS AND PROCEDURES

Thomas Sheppard, Principal Executive Officer and Richard Wachter, Principal Financial Officer, have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

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

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) On December 18, 2003, our Post Effective Amendment to our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-108188. We are offering up to 3,000,000 shares of common stock, with no minimum at an offering price of $0.006625 per share. The offering period is 270 days from the effective date of our Post Effective Amendment. We began our offering on December 18, 2003. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of May 14, 2004, we have not sold any shares.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description

	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2004.

FIRSTBINGO.COM (Registrant)
BY:	/s/ Richard Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors
BY:	/s/ Thomas Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors