Form 10QSB
period 2004-06-30
FIRSTBINGO COM
filed 2004-08-12
CIK 1120285

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2004

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

PART I.

ITEM 1.   FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,
	2004	December 31,
ASSETS	(unaudited)	2003
CURRENT ASSETS
Cash	$1,110	$1,436
TOTAL CURRENT ASSETS	1,110	1,436

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	174,337	217,922
TOTAL PROPERTY AND EQUIPMENT	174,337	217,922

TOTAL ASSETS	$175,447	$219,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$60,425	$56,695
Accounts payable - related party	80,563	60,176
Accrued interest	43,251	32,183
Accrued salaries	875,000	700,000
Note payable - related party	187,989	178,201
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,285,228	1,065,257

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
31,828,524 shares issued and outstanding	31,828	31,828
Additional paid-in capital	15,810,849	15,810,849
Accumulated deficit during development stage	(16,954,858)	(16,690,977)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,112,181)	(848,300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$175,447	$219,357

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
							Period from
							March 30, 1990
		Three Months Ended			Six Months Ended		(Inception) to
		June 30,			June 30,		June 30,
		2004	2003		2004	2003	2004
		(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-		$-	$-	$-

COST OF REVENUES		-	-		-	-	-

GROSS PROFIT		-	-		-	-	-

EXPENSES
Amortization		21,792	10,292		43,584	20,584	394,504
Consulting fees		-	-		1,138	-	4,043,095
Directors' fees		-	-		-	-	1,252,600
Officers' salaries		87,500	87,500		175,000	175,000	1,075,000
Salaries - sales and office		-	-		-	-	40,725
Filing fees		810	-		3,428	1,206	6,558
Marketing and public relations		-	1,206		-	-	8,044,984
Legal and professional fees		23,931	8,821		24,380	9,020	227,108
Travel and entertainment		-	-		-	-	41,348
Office and administration		416	3,351		1,981	5,941	60,865
Software and internet services		-	3,063		3,303	3,063	239,634
Trade show expenses		-	-		-	-	37,492
Trivia bingo development		-	-		-	-	22,274
Pilot development		-	-		-	-	51,042
Loss on impairment of software		-	-		-	-	1,275,000
TOTAL OPERATING EXPENSES		134,449	114,233		252,814	214,814	16,812,229

LOSS FROM OPERATIONS		(134,449)	(114,233)		(252,814)	(214,814)	(16,812,229)

OTHER INCOME (EXPENSES)
Other income		-	-		-	-	10,000
Interest expense		(5,640)	(2,728)		(11,067)	(11,335)	(152,629)
TOTAL OTHER INCOME (EXPENSES)		(5,640)	(2,728)		(11,067)	(11,335)	(142,629)

LOSS BEFORE INCOME TAXES		(140,089)	(116,961)		(263,881)	(226,149)	(16,954,858)

INCOME TAXES		-	-		-	-	-

NET LOSS		$(140,089)	$(116,961)		$(263,881)	$(226,149)	$(16,954,858)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$	nil	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,828,524	7,828,500		31,828,524	7,764,612

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,881)	$(226,149)	$(16,954,858)
Adjustments to reconcile net loss			-
to net cash used by operating activities:			-
Amortization	43,585	20,584	394,505
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	-	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	4,797	109,525
Decrease (increase) in:			-
Accrued interest	11,067	6,524	43,250
Accounts payable	3,729	(13,002)	60,427
Accounts payable, related party	20,386	1,803	80,562
Refund payable	-	-	2,400
Accrued salaries	175,000	175,000	875,000
Net cash used in operating activities	(10,114)	(30,443)	(667,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank funds	-	19	-
Payment of advance from shareholder	-	(7,600)	-
Payment of note payable - related party	9,788	-	802,355
Proceeds from notes payable - convertible debenture	-	38,000	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	9,788	30,419	874,840

Net increase (decrease) in cash	(326)	(24)	1,110

Cash, beginning of period	1,436	24	-

Cash, end of period	$1,110	$-	$1,110

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$138,000
Services paid by issuance of stock	$-	$-	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$109,525
Stock issued for convertible debt	$-	$31,985	$31,985

See accompanying condensed interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $263,881 for the six months ended June 30, 2004. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which was the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which was the value of software acquired in exchange for stock. No portion of this software--acquired during the year ended December 31, 2000--was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license--which was purchased solely for internal use and will not be marketed externally--were capitalized and amortized over the estimated useful life of five years.

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

During the six months ended June 30, 2004 and 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $43,584 and $64,168, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received a total of $713,617 from 1999 to December 2001 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximated the value of the note and accrued

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2004

interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of June 30, 2004, the Company has received an additional $99,250 from this related party, and interest of $28,312 has been accrued and expensed.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the six months ended June 30, 2004, the president loaned an additional $9,788 with the same terms to the Company. As of June 30, 2004, interest of $9,572 has been accrued and expensed. The totals of the above two loans comprise the majority of related party notes payable in the financial statements.

The Company's president has from time to time paid various Company expenses which the Company plans to reimburse at such time as it is able. These expenses total approximately $95,300, of which approximately $21,500 has been repaid, with the balance of approximately $73,800 included in "accounts payable - related party" in the accompanying financial statements.

Also included on the balance sheet in accounts payable - related party are amounts owing to another officer of the Company for legal and rental fees accrued by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Officer Salaries
 The Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At June 30, 2004 the Company has accrued $875,000 in salaries payable to the officers. This amount is included in accrued salaries in the financial statements.

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

We are a start-up stage company and have not yet generated or realized any revenues from our business operations. We have, however, licensed Weststar TV Ltd. of the Grand Caymans, for the territories of Grand Cayman, Bermuda, and the remainder of the Caribbean to produce and distribute the Trivia BingoTM game show format.

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

Our only other source for cash at this time is investments by others in FirstBingo.com. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last. However, we do believe that $2,000,000 will last 24 months.

In an effort to raise capital the Company filed a Post Effective Amendment to our Form SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1933 and it was declared effective December 18, 2003. The said Registration Statement permits the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the development of our web site, marketing and working capital. If we need additional money, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors; however, our officers and directors are unwilling to make any commitment to loan us any money at this time, other than to pay fees connected with our filings with the SEC. Accordingly, they are under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in the above paragraph. Other than as described in the above paragraph, we have no other financing plans.

If we are unable to complete the development of our game because we don't have the required funds, we will cease operations until we raise additional financing. If we can't or don't raise additional financing, we will cease operations.

We do not intend to hire additional employees at this time.

ITEM 3.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2004.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors