Form 10QSB
period 2004-09-30
FIRSTBINGO COM
filed 2004-11-15
CIK 1120285

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2004

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

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,
	2004	December 31,
ASSETS	(unaudited)	2003
CURRENT ASSETS
Cash	$101,102	$1,436
Prepaids	2,000	-
TOTAL CURRENT ASSETS	103,102	1,436

PROPERTY AND EQUIPMENT
Website and software license, net of accumulated amortization	152,545	217,922
TOTAL PROPERTY AND EQUIPMENT	152,545	217,922

TOTAL ASSETS	$255,647	$219,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$68,486	$56,695
Accounts payable - related party	94,835	60,176
Accrued interest	48,890	32,183
Accrued salaries	962,500	700,000
Note payable - related party	287,989	178,201
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,500,700	1,065,257

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
31,828,524 shares issued and outstanding	31,828	31,828
Additional paid-in capital	15,810,849	15,810,849
Accumulated deficit during development stage	(17,090,130)	(16,690,977)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,247,453)	(848,300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$255,647	$219,357

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

						Period from
						March 30, 1990
		Three Months Ended		Nine Months Ended		(Inception) to
		September 30,		September 30,		September 30,
		2004	2003	2004	2003	2004
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-	$-
COST OF REVENUES		-	-	-	-	-
GROSS PROFIT		-	-	-	-	-
EXPENSES
Amortization		21,792	10,292	65,376	42,376	416,296
Consulting fees		-	-	1,138	28,820	4,043,095
Directors' fees		-	-	-	-	1,252,600
Officers' salaries		87,500	87,500	262,500	262,500	1,162,500
Salaries - sales and office		-	-	-	-	40,725
Filing fees		(380)	-	4,278	2,531	7,408
Marketing and public relations		-	1,206	-	-	8,044,984
Legal and professional fees		3,000	8,821	27,609	23,367	230,337
Travel and entertainment		-	-	-	-	41,348
Office and administration		275	3,351	3,375	8,778	62,259
Software and internet services		-	3,063	3,303	3,063	239,634
Trade show expenses		-	-	-	-	37,492
Trivia bingo development		-	-	-	-	22,274
Pilot development		-	-	14,867	-	65,909
Loss on impairment of software		-	-	-	-	1,275,000
TOTAL OPERATING EXPENSES		112,187	114,233	382,446	371,435	16,941,861

LOSS FROM OPERATIONS		(112,187)	(114,233)	(382,446)	(371,435)	(16,941,861)

OTHER INCOME (EXPENSES)
Other income		-	-	-	-	10,000
Interest expense		(5,640)	(2,728)	(16,707)	(16,473)	(158,269)
TOTAL OTHER INCOME (EXPENSES)		(5,640)	(2,728)	(16,707)	(16,473)	(148,269)

LOSS BEFORE INCOME TAXES		(117,827)	(116,961)	(399,153)	(387,908)	(17,090,130)

INCOME TAXES		-	-	-	-	-

NET LOSS		$(117,827)	$(116,961)	$(399,153)	$(387,908)	$(17,090,130)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,828,524	7,828,500	31,828,524	7,764,612

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March 30, 1990
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,153)	$(226,149)	$(17,090,130)
Adjustments to reconcile net loss			-
to net cash used by operating activities:			-
Amortization	65,376	20,584	416,296
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	-	13,389,700
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	4,797	109,525
Decrease (increase) in:			-
Prepaids	(2,000)	-	(2,000)
Accrued interest	16,706	6,524	48,889
Accounts payable	11,790	(13,002)	68,488
Accounts payable, related party	34,659	1,803	94,835
Refund payable	-	-	2,400
Accrued salaries	262,500	175,000	962,500
Net cash used in operating activities	(10,122)	(30,443)	(667,897)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank funds	-	19	-
Payment of advance from shareholder	-	(7,600)	-
Proceeds from notes payable - related party	109,788		109,788
Payment of note payable - related party	-	-	792,567
Proceeds from notes payable - convertible debenture	-	38,000	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	109,788	30,419	974,840
Net increase (decrease) in cash	99,666	(24)	101,102
Cash, beginning of period	1,436	24	-
Cash, end of period	$101,102	$-	$101,102
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$138,000
Services paid by issuance of stock	$-	$-	$13,389,700
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$109,525
Stock issued for convertible debt	$-	$31,985	$31,985

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A Development Stage Enterprise)
condensed Notes to the Financial Statements
SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $399,153 for the nine months ended September 30, 2004. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to September 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. In addition, management is actively seeking outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the

FIRSTBINGO.COM
(A Development Stage Enterprise)
condensed Notes to the Financial Statements
SEPTEMBER 30, 2004

amounts and classification of liabilities that might be ecessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 3 - INTANGIBLE ASSETS

In past years, the Company capitalized $205,841, which was the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which was the value of software acquired in exchange for stock. No portion of this software--acquired during the year ended December 31, 2000-was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license--which was purchased solely for internal use and will not be marketed externally--were capitalized and amortized over the estimated useful life of five years.

During the year ended December 31, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations. The impairment was charged to operations, resulting in a loss on impaired assets of $1,275,000.

During the year ended December 31, 2003, the Company issued 24,000,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party for 600,000 shares of stock in FirstBingo.com that it had acquired in 2000 as payment for services. These shares, after a 1 for 25 stock split and then a 3 for 1 stock dividend, ultimately became a total of 96,000 shares with a final adjusted price of $1.44 per share for a total cost of $138,000. SAB No. 48 interprets that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Accordingly, the aforementioned cost of the stock issued to the related party is considered FirstBingo.com's basis in the software, which is being amortized over its estimated useful life of three years.

During the nine months ended September 30, 2004 and 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $65,376 and $42,376, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received a total of $713,617 from 1999 to December 2001 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximated the value of the note and

FIRSTBINGO.COM
(A Development Stage Enterprise)
condensed Notes to the Financial Statements
SEPTEMBER 30, 2004

accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2004, the Company has received an additional $99,250 from this related party, and interest of $28,312 has been accrued and expensed.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the nine months ended September 30, 2004, the president loaned an additional $9,788 with the same terms to the Company. As of September 30, 2004, interest of $9,572 has been accrued and expensed.

On September 28, 2004, a shareholder of the Company loan $100,000 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, calculated semi-annually, with the interest to begin accruing March 28, 2005. The totals of the above three loans comprise the majority of related party notes payable in the accompanying financial statements at September 30, 2004.

The Company's president has from time to time paid various Company expenses which the Company plans to reimburse at such time as it is able. These expenses total approximately $109,700, of which approximately $21,500 has been repaid, with the balance of approximately $88,000 included in "accounts payable - related party" in the accompanying financial statements.

Also included on the Company's balance sheet in accounts payable - related party are amounts owing to another officer of the Company for legal and rental fees accrued by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Officer Salaries
 The Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At September 30, 2004, the Company has accrued $962,500 in salaries payable to the officers. This amount is included in accrued salaries in the financial statements.

License Agreements

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

FIRSTBINGO.COM
(A Development Stage Enterprise)
condensed Notes to the Financial Statements
SEPTEMBER 30, 2004

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

On July 15, 2004, the Company entered into a licensing agreement with the Bingo TVNet Corporation for the development of the Trivia BingoTM game in various arenas including the internet, interactive and standard television. The terms of the agreement state that Bingo TVNet will produce or sub-license to produce a version of the Trivia BingoTM game show. The producer will assume all costs of production of the show. The Company will contribute 10% of its share of net revenues each month to a prize pool, from which the cash and other prizes will be paid.

In addition, the terms of the licensing agreement provide that the Company will receive a 5% royalty from merchandise and a 40% share of net revenues from the various games. The revenue share is to be calculated after the production cost (not to exceed $30,000) is deducted from net revenues. The amount of the production cost is to be distributed to the producer.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 30,000 shares of common stock in a transaction valued at $9,000 for all of the outstanding shares of a privately held company, Worldwide Exclusive, Ltd. The Company purchased Worldwide Exclusive, Ltd. in order to utilize its e-commerce abilities for its own online Triva BingoTM game. The only assets of Worldwide Exclusive, Ltd. is cash in the amount of $9,000.

Also subsequent to the date of the financials, the Company entered into six-month consulting agreements with two of the former stockholders of Worldwide Exclusive, Ltd. in exchange for 35,000 shares of common stock for each consultant.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance and may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

In an effort to raise capital the Company filed a Post Effective Amendment to our Form SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1933 and it was declared effective December 18, 2003. The said Registration Statement permitted the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625.

The Company was unable to sell any of these shares and the offering has expired.

As of the 3rd quarter, 2004 the Company is in the process of refiling a Form SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993. This Registration Statement will allow the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625.

At present we will have to find alternative sources of capital, such as a secondary public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors; however, our officers and directors are unwilling to make any commitment to loan us any money at this time, other than to pay fees connected with our filings with the SEC. Accordingly, they are under no legal obligation to make additional capital contributions to us in the future. At the present time, we have not made any arrangements to raise additional cash. If we require additional cash and are unable to raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

With the anticipated completion of standard beta testing of the web-site FirstBingo.com licensed on June 09, 2004 our game show concept to Weststar TV Limited of Grand Cayman for Grand Cayman, Bermuda and the remainder of the Caribbean in which they operate.

On July 20, 2004 FirstBingo.com also licensed our concept to Bingo TV Net Corporation. This agreement covers the territories of the United States of America, the U.S. Virgin Islands and Puerto Rico.

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

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)     On October 19, 2004, our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-119490. We are offering up to 3,000,000 shares of common stock, with no minimum at an offering price of $0.006625 per share. The offering period is 270 days from October 19, 2004. We began our offering on October 19, 2003. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of November 14, 2004, we have not sold any shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description

	31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2004.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors