Form 10KSB
period 2004-12-31
FIRSTBINGO COM
filed 2005-04-15
CIK 1120285

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-31289

FirstBingo.com
(Exact name of registrant as specified in its charter)

Nevada	88-0256854
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

488 Huron Street
Toronto, Ontario
Canada M5R 2R3
(Address of principal executive offices, including zip code.)

(416) 281-3335
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

=========================================================================

State issuer's revenues for its most fiscal year December 31, 2004: $168.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of April 12, 2005, the value was $3,194,530.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2005: 31,928,524

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

Since then we have developed our website; developed our Trivia Bingo game; developed a CD Rom version of our Trivia Bingo game; and, tested our Trivia Bingo game.

On June 28, 1999, we forward split its shares of common stock on a 2 for 1 basis.

On December 31, 2001, we reverse split our shares on the basis of 1 for 25.

On November 14, 2003, we issued three additional shares of common stock for each one share outstanding as a stock dividend.

General

We have developed a game called "Trivia Bingo" and website to play Trivia Bingo. Trivia Bingo is played over the Internet and is available to anyone with internet access. We recently tested and are continuing to test Trivia Bingo on our website. We have generated limited revenues from the test run of Trivia Bingo's pay to play version. We will not generate any more revenues from the pay to play until a television program is ready to be produced and we begin to sell advertising space on the Trivia Bingo internet cards to advertisers. We have generated only $168 of revenues to date.

Trivia Bingo

Trivia Bingo is divided into two divisions. One division is an Internet Trivia Bingo game played on the Internet. The other will be a television game show. The Internet game is operational, though not generating revenues. The television game show is only conceptual as of Dec. 31, 2004.

The Internet Trivia Bingo will allow registered members to compete for a place on the Trivia Bingo T.V. Game Show. We gave away one automobile as part of our test of the website. If and when the television show becomes operational, the Internet Trivia Bingo players will pay a membership fee to compete to qualify for the television game show.

Our main website is at www.FirstBingo.com. We also maintain a second website at www.triviabingo.com which is used as the membership site for the competitors.

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

If the Player answers all of the trivia questions correctly before getting three strikes, he or she attains a full card. If a player obtains a full card, he will receive bonus points in addition to the 1,000 FirstBingo points awarded for each Bingo. By covering the complete card a player would receive 10,000 bonus points.

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

TV Trivia Bingo

Internet Trivia Bingo members qualify to participate as players on TV Trivia Bingo by competing on the internet site. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, we have not developed the television program, taped any shows or entered into negotiations with any television stations or sponsors for the production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be developed, produced or sold to any television networks. There is no assurance, however, that any television network will broadcast the show. On April 3, 2001, we entered into a licensing agreement with Tesauro S.A., a corporation located in Spain, wherein we granted it the right to produce and distribute the Trivia Bingo Game in a television show format in consideration of $10,000. The territory covered by the license is Spain. The term of the license is 3 years and is renewable for an additional 3 year period unless either party, upon 60 days written notice, decides not to renew.

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

Trivia Bingo CD Game

We are developing a CD game version of Internet Trivia Bingo. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to players of the CD game. The CD game is in a conceptual stage. We do not know if and when the CD will be created or when a prototype will be started. No CD's have been developed. We do not know what the cost of production will be or when the CD game will be available sale. There is no assurance that any CDs will ever be created or sold.

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

Testing

We estimate that our web-site will be fully developed and commercialized prior to the end of fourth quarter 2004, provided we complete this offering. Standard beta testing of the web-site will take place but is not anticipated to be onerous given the relatively simple nature of the game.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If our officers and directors are unwilling to loan or advance any additional capital to us we may have to cease operations.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and television Trivia Bingo. We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising, and although it is available for revenue generating operations, has not generated any significant revenues from operation at this time. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $17,239,986. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to complete our plan of operations
*	our ability to locate customers who will participate in our games
*	our ability to locate people who will buy advertising from us
*	our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. Our operating losses in year 2004 were $549,009. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at 488 Huron Street, Toronto, Ontario, Canada M5R 2R3 Canada and our telephone number is (416) 281-3335. These are the law offices of Thomas Sheppard, one of our officers and directors. We lease the office space on a month-to-month lease. There are no written documents evidencing our lease. Our lease is oral. Our monthly rental is CDN$2,500 (approximately US$2,047).

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FBGO."

Summary trading by quarter for the 2004 and 2003 fiscal years are as follows:

Fiscal Quarter	High Bid	Low Bid

2004
	Fourth Quarter	0.45	0.20
	Third Quarter	0.45	0.22
	Second Quarter	0.51	0.30
	First Quarter	0.59	0.33
2003
	Fourth Quarter	0.75	0.28
	Third Quarter	1.75	0.41
	Second Quarter	1.50	0.45
	First Quarter	0.80	0.38

These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001 and a stock dividend of three additional shares for each one share outstanding on November 14, 2003. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 11, 2005, we had 120 holders of record of our common stock.

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

Status of our public offering

On October 19, 2004, our Post-Effective Amendment to our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-119490. We are offering up to 12,000,000 shares of common stock, with no minimum at an offering price of $0.6625 per share and certain selling shareholders are offering up to 27,767,000 shares of common stock. The offering period is 270 days from the effective date of our Post-Effective Amendment to our Form SB-2 registration statement. We began our offering on October 19, 2004. There are no underwriters involved in our offering. All offers and sales are made by our officers and directors. As of December 31, 2004, we have not sold any shares.

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

Our only other source of funds at this time is investments by others in FirstBingo.com. We must raise capital to further implement our project and stay in business.

In an effort to raise capital the Company filed an SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993 that was declared effective 10/19/04 at 11:30 AM. The said Registration Statement permits the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625. To date the Company has not sold any of these shares though efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. The money that is raised, will be applied to the development of our web site, marketing and working capital. If additional capital is required, we will attempt to raise additional capital through a subsequent private placement, public offering or through loans. If we do not raise all of the capital that is required from this offering, we will have to find alternative sources such as second public offering, a private placement of securities, or loans from our officers or others. Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay fees connected with our filings with the SEC. Accordingly, our officers and directors are under no legal obligation to make additional capital contributions to us in the future. Should we require additional funds and are unable to raise it we will either have to suspend operations until we do raise the funds, or cease operations entirely. If we raise the maximum amount of capital from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and further funds are required we will have to revert to obtaining additional funds as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

During the fourth quarter Ampang Investments Ltd. invested $200,000 U.S. in the form of promissory notes.

On October 12, the company completed the purchase of WorldWide-Exclusive Ltd..

On December 15, the company announced the launch of its membership-based website www.triviabingo.com.

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

At December 31, 2004, we had negative working capital of $1,511,986 compared to negative working capital of $1,066,222 at December 31, 2003 for a total negative increase of $445,764.

At December 31, 2004 and 2003, our primary assets were software and cash, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

Upon the successful completion of our intended financing we intend to derive our operating revenues from the following sources:

1.	advertising campaigns on its website, including merchandising its products;

2.	the sale of CD ROMS and our "board game";

3.	launching our television game show.

In 2000, we issued a total of 6,100,000 shares of common stock in director, consulting and marketing fees valued $12,978,700. 1,850,000 shares were issued to Sharpe Capital for marketing and public relations; 4,000,000 shares were issued to Ampang Investments for consulting; and, 250,000 shares were issued to Marco Stifani, Michael DeMarco and Edgar Clark, former directors, as director's fees.

Fiscal December 31, 2004 Compared to Fiscal December 31, 2003

We have had no revenues from operations in fiscal year end 2003, and only a small amount of revenue in fiscal 2004 from the Beta test of the Trivia Bingo.com website.

At December 31, 2004, we had negative working capital of $1,511,986 compared to negative working capital of $1,066,221 at December 31, 2003. This was a result of and increase in accrued salaries, along with notes and accounts payable. Accounts payable increased from $116,871 on December 31, 2003 to $141,686 December 31, 2004. This was a result of normal operating expenses. This includes legal and accounting fees of $49,999. The remainder was general and administrative expenses.

We continue to include our operating website and license, as well as Trivia Bingo Software with a net value of $137,667 as our major asset. At December 31, 2003, our primary asset was the website and license. Our primary liabilities consisted of accounts payable, notes payable, and accrued salaries. Additionally at December 31, 2003, we had substantial accrued interest on our books.

During the December 31, 2003, we did not have any revenues from operations and only limited revenues in 2004 from the Beta test version of the Trivia Bingo website.

Liquidity and Capital Resources

We continue to maintain a minimal cash balance in order to fulfill our financial commitments. The minimal cash balance or burn rate required to fulfill financial commitments is $32,000 per month. . The approximate amount of time through which our current assets will fund existing operations, not assuming completion of this offering or additional advances from shareholders, is zero months. All of this cash balance has been obtained through borrowing. We are not in a liquid position at December 31, 2004, having $162,619 of cash. This compares to cash of $1,436 at December 31, 2003. In the past the majority shareholders have had to fund any cash shortfalls experienced by us.

Current assets increased from $1,436 at December 31, 2003 to $162,619 at December 31, 2004. This was due to loans totaling $200,000 from a related party. Current liabilities at December 31, 2003, were $1,065,257. These liabilities increased at December 31, 2004, to $1,672,205. This is due mainly to loans of $209,788 from related parties and accrued interest on the notes.

We continue to be funded by our majority shareholders, in order to meet our day-to-day expenses and our ongoing marketing initiatives. As of December 31, 2003, these shareholders have covered $272,501 in our shortfalls. That is because we are not generating any revenues from operations, but we continue to accrue expenses as though we were generating revenues. This is reflected in the "Note payable-related party" of $387,989 and interest of $54,530 has been accrued and expensed which represents monies advanced to us by our majority shareholders in the fiscal year of 2003. It is also reflected in the accounts payable, related party of $82,339. It is important to note that the "Note Payable" and the "Accrued Interest" from the December 31, 2001 statements were converted to equity on January 3, 2002, with the issuance of 719,094 common shares at a rate of One (1) common share for each dollar of indebtedness calculated by adding the principal amount of the "Note Payable" together with "Accrued Interest."

We have continuously maintained minimal liquidity as a result of majority shareholders funding of our operations. The total short-fall that these shareholders assumed was $72,501 however, they are unwilling to fund operations in the future and if we do not receive sufficient proceeds to fund our operations, we may have to suspend operations until we obtain additional funding or cease operating entirely. We have no material commitments for capital expenditures other than as set forth in the Use of Proceeds section of this prospectus. While we are committed to spend the money as disclosed therein, we have not entered into any contracts with third parties for the services described therein. We will not enter into any contracts with third parties for services, until we receive proceeds from this offering. Management believes that there will be insufficient funds generated by operations to satisfy working capital requirements and the majority shareholders are unwilling to make any further capital contributions to our operations. Accordingly, if this offering is unsuccessful, in all likelihood, we will have to suspend or cease operations.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors
FirstBingo.com
Toronto, Ontario

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of FirstBingo.com (a Nevada corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com as of December 31, 2004 and 2003, and the results of its operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
March 30, 2005

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2004	2003
CURRENT ASSETS
Cash	$162,619	$1,436
Total Current Assets	162,619	1,436

OTHER ASSETS
Website and software license, net of accumulated amortization	130,753	217,922
Goodwill	6,924	-
Total Other Assets	137,677	217,922

TOTAL ASSETS	$300,296	$219,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$59,347	$56,695
Accounts payable - related party	82,339	60,176
Accrued interest	54,530	32,183
Accrued salaries	1,050,000	700,000
Note payable - related party	387,989	178,201
Convertible note payable	38,000	38,000
Total Current Liabilities	1,672,205	1,065,257

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value;
31,928,524 and 31,828,524 shares issued and outstanding, respectively	31,928	31,828
Additional paid-in capital	15,833,749	15,810,849
Accumulated deficit during development stage	(17,239,986)	(16,690,977)
Total Stockholder's Equity (Deficit)	(1,374,309)	(848,300)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$300,296	$219,357

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 30, 1990 (Inception) to December 31,
	2004	2003	2004

REVENUES	$168	$-	$168

COST OF REVENUES	-	-	-

GROSS PROFIT	168	-	168

EXPENSES
Amortization	87,169	64,168	438,089
Consulting fees	17,238	28,820	4,059,195
Directors' fees	-	-	1,252,600
Officers' salaries	350,000	350,000	1,250,000
Salaries - sales and office	-	-	40,725
Filing fees	4,478	3,130	7,608
Marketing and public relations	-	3,583	8,044,984
Legal and professional fees	37,348	53,307	240,076
Travel and entertainment	-	-	41,348
Office and administration	10,428	9,726	69,312
Software and internet services	3,302	3,063	239,633
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	16,867	-	67,909
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	526,830	515,797	17,086,245

LOSS FROM OPERATIONS	(526,662)	(515,797)	(17,086,077)

OTHER INCOME (EXPENSES)
Other income	-	-	10,000
Interest expense	(22,347)	(21,750)	(163,909)
TOTAL OTHER INCOME (EXPENSES)	(22,347)	(21,750)	(153,909)

LOSS BEFORE INCOME TAXES	(549,009)	(537,547)	(17,239,986)

INCOME TAXES	-	-	-

NET LOSS	$(549,009)	$(537,547)	$(17,239,986)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	31,850,442	18,939,788

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
			Additional		During	Stockholders'
	Number		Paid-in	Stock	Development	Equity
	of Shares	Amount	Capital	Options	Stage	(Deficit)

Initial issuance of common stock in April 1990 for cash	1,678,080	$1,678	$822	$-	$-	$2,500

Cumulative net loss for the years ended December 31, 1990
through December 31, 1996	-	-	-	-	(3,200)	(3,200)

Balance, December 31, 1996	1,678,080	1,678	822	-	(3,200)	(700)

Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)

Balance, December 31, 1997	1,678,080	1,678	822	-	(4,250)	(1,750)

Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)

Balance, December 31, 1998	1,678,080	1,678	822	-	(5,525)	(3,025)

Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)

Balance, December 31, 1999	1,678,080	1,678	822	-	(7,100)	(4,600)

Issuance of common stock for services at an average of $13.31 per share	976,000	976	12,978,724	-	-	12,979,700

Options issued for consulting fees	-	-	-	15,000	-	15,000

Issuance of common stock for acquisition of Lucky Port
Limited at an average of $1.56 per share	960,000	960	1,499,040	-	-	1,500,000

Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)

Balance, December 31, 2000	3,614,080	3,614	14,478,586	15,000	(13,282,336)	1,214,864

Options granted for consulting fees	-	-	-	41,600	-	41,600

Expiration of stock options	-	-	15,000	(15,000)	-	-

Issuance of common stock for services at an average of $1.88 per share	28,044	28	52,472	-	-	52,500

Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)

Balance, December 31, 2001	3,642,124	3,642	14,546,058	41,600	(13,856,673)	734,627

Issuance of common stock for services at $0.25 per share	800,000	800	199,200	-	-	200,000

Issuance of common stock for accrued interest and debt at $0.25 per share	2,876,376	2,876	716,218	-	-	719,094

Issuance of common stock for services at $0.50 per share	140,000	140	69,860	-	-	70,000

Issuance of common stock for services at $0.63 per share	140,000	140	87,360	-	-	87,500

Expiration of stock options	-	-	41,600	(41,600)	-	-

Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)

Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$-	$(16,153,430)	$(485,536)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
			Additional		During	Stockholders'
	Number		Paid-in	Stock	Development	Equity
	of Shares	Amount	Capital	Options	Stage	(Deficit)
Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$-	$(16,153,430)	$(485,536)

Stock issued for convertible debt and accrued
interest at $0.16 per share	230,000	230	36,553	-	-	36,783

Stock issued for purchase of assets at $0.01 per share	24,000,000	24,000	114,000	-	-	138,000

Correction for fractional shares	24	-	-	-	-	-

Net loss for year ending December 31, 2003	-	-	-	-	(537,547)	(537,547)

Balance, December 31, 2003	31,828,524	31,828	15,810,849	-	(16,690,977)	(848,300)

Stock issued for purchase of subsidiary	30,000	30	6,870	-	-	6,900

Stock issued for consulting services	70,000	70	16,030	-	-	16,100

Net loss for year ending December 31, 2004	-	-	-	-	(549,009)	(549,009)

Balance, December 31, 2004	31,928,524	$31,928	$15,833,749	$-	$(17,239,986)	$(1,374,309)

The accompanying notes are an integral part of these financial statements.

-23

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 30, 1990 (Inception) to December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(549,009)	$(537,547)	$(17,239,986)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	87,169	64,168	438,089
Stock issued for acquisition of intangibles	-	-	-
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	16,100	-	13,405,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	4,797	109,525
Increase (decrease) in:
Accrued interest	22,346	16,938	54,529
Accounts payable	2,650	(19,362)	59,348
Accounts payable, related party	21,575	13,068	81,751
Refund payable	-	-	2,400
Accrued salaries	350,000	350,000	1,050,000
Net cash used in operating activities	(49,169)	(107,938)	(706,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	564	-	564
Payment of advance from shareholder	-	(7,600)	-
Proceeds from notes payable - related party	209,788	78,950	1,002,355
Proceeds from notes payable - convertible debenture	-	38,000	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	210,352	109,350	1,075,404
Net increase (decrease) in cash	161,183	1,412	162,619

Cash, beginning of period	1,436	24	-

Cash, end of period	$162,619	$1,436	$162,619
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$138,000	$-
Services paid by issuance of stock	$16,100	$-	$13,405,800
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$104,728
Stock issued for convertible debt	$-	$31,985	$-
Stock issued for acquisition	$6,900	$-	$6,900

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FirstBingo.com, formerly Vista Medical Terrace, Inc. (hereinafter "the Company"), was incorporated in March 1990 under the laws of the State of Nevada for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company's change in primary focus to the offering of interactive online internet entertainment and game playing. The Company's operations are located in Toronto, Ontario. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation. See Note 4.

During the year ended December 31, 2004, the Company acquired WorldWide-Exclusive LTD., a privately held Canadian corporation through the issuance of 30,000 shares of FirstBingo.com's common stock with a fair market value of $6,900. See Note 9.

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

As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, and the Company has no assets with value recorded in Canadian dollars, there is no recognition of other comprehensive income in the financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $549,009 for the year ended December 31, 2004. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to December 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, Lucky Port Limited and WorldWide-Exclusive Limited. Luck Port Limited is a non-operating subsidiary while WorldWide-Exclusive is a fully-operating subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. See Notes 4 and 9.

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no outstanding common stock equivalents.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

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

At December 31, 2004, the Company had net deferred tax assets of approximately $1,300,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2004 and 2003. The significant components of the deferred tax asset at December 31, 2004 and December 31, 2003 were as follows:

	December 31,	December 31,
	2004	2003
Net operating loss carryforward	$3,800,000	$3,300,000

Deferred tax asset	$1,300,000	$1,120,000
Deferred tax asset valuation allowance	(1,300,000)	(1,120,000)
Net deferred tax asset	$-	$-

At December 31, 2004, the Company has net operating loss carryforwards of approximately $3,800,000, which expire in the years 2020 through 2024. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments and $16,100 of losses for stock issued in 2004 for consulting services. In addition, in prior periods the Company recognized approximately $13,200,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to December 31, 2004 was an increase of $180,000, due to the increase in net operating losses.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired and accordingly recognized an impairment loss. In the years ended December 31, 2004 and 2003, the Company determined no further impairment of assets had occurred. See Note 3.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

At December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations, as the Company maintains no inventory.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.

It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On December 30, 2004, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations, even though the Company acquired new nonamortizable intangible assets in the year ended December 31, 2004.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2004, no impairment of the Company's goodwill was deemed necessary.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

During the years ended December 31, 2004 and 2003, the Company's amortization expense attributable to the remaining unimpaired website and software license was $87,168 and 64,168 respectively.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 1,678,080 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. Since 1997, the Company's board of directors has authorized a 92-for-1 forward stock split, a 2-for-1 forward split, a 1-for-25 reverse stock split, and a stock dividend that was treated as a forward stock split. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

On November 7, 2003, the Company's board of directors declared a 3 for 1 common stock dividend for all shareholders of record on November 14, 2003. This dividend was accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend.

During the year ended December 31, 2004, the Company issued 30,000 shares of stock with a fair market value of $0.23 per share, or $6,900 for the acquisition of WorldWide-Exclusive Ltd. The Company also issued 70,000 shares of common stock with a fair market value of $16,100 ($0.23 per share) to two of the former shareholders of WorldWide-Exclusive Ltd. as part of two consulting agreements.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of December 31, 2004 and 2003, the Company has received an additional $99,250 from this related party, and interest of $34,267 and $22,357 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loan an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. No interest has been accrued or expensed for the year ended December 31, 2004. The balance is included in "notes payable - related party" in the accompanying financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2004, the Company repaid $15,271 of the outstanding amount. These expenses total approximately $75,039 and $53,463 at December 31, 2004 and 2003, respectively and are included in "accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of December 31, 2004 and 2003, interest of $14,895 and $4,459 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

In addition, the Company rented office space in 2003 from its chief executive officer on a month-to-month basis for $1,000 CDN (approximately $750 U.S.) plus miscellaneous expenses. From January to September 2004, the rent was $500 CDN (approx $410 U.S.) The Company also owes this officer's legal firm approximately $6,700 in 2003 for consulting and legal fees which is included in "accounts payable - related party" in the accompanying financial statements.

For other related party transactions, see Note 3.

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note with a scheduled maturity date of October 2, 2002, in the principal amount of $31,985 in cash. This debt, with an interest rate of 15% and a feature enabling conversion into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.75 U.S.) per share, was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In February 2003, the Company converted this debt into 230,000 shares of common stock. See Note 4.

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to $0.25 CDN ($0.19 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2004 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%; volatility is 30 percent; and the expected life of the options is one year. Accordingly, $15,000 was recorded in the accompanying financial statements in the year ended December 31, 2000. During the year ended December 31, 2001, these options expired.

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

During the year ended December 31, 2003 and 2004, the Company did not issue any additional options.

NOTE 8 - LICENSE AGREEMENTS

Tesauro S.A.

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. As of December 31, 2003, the Company had received the entire fee. Tesauro overpaid its license by $2,400 which is included in the accompanying financial statements under "Commitments and Contingencies."

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

BingoTV Net

On July 15, 2004, the Company entered into a licensing agreement with the Bingo TVNet Corporation for the development of the Trivia BingoJ game in various arenas including the internet, interactive and standard television. The terms of the agreement state that Bingo TVNet will produce or sub-license to produce a version of the Trivia BingoJ game show. The producer will assume all costs of production of the show. The Company will contribute 10% of its share of net revenues each month to a prize pool, from which the cash and other prizes will be paid.

In addition, the terms of the licensing agreement provide that the Company will receive a 5% royalty from merchandise and a 40% share of net revenues from the various games. The revenue share is to be calculated after the production cost (not to exceed $30,000) is deducted from net revenues. The amount of the production cost is to be distributed to the producer.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2004 and 2003, the Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At December 31 ,2004 and 2003 the Company has accrued $1,050,000 and $700,000 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

WorldWide-Exclusive Ltd.

On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, "WorldWide"), a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 30,000 shares of common stock with a fair market value of $6,900. The value of the stock was determined by the closing price on October 12, 2004.

The acquisition of WorldWide was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management's evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of WorldWide was $6,900. The Company assumed liabilities totaling $587.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

The purchase price of $6,900 is allocated as follows:

Cash	$564
Accounts Payable	(587)
Goodwill	6,923
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide's operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2004 financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the January 1, 2002 of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2004, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Name and Address	Age	Position(s)
Richard L. Wachter	52	President, Chief Financial Officer and a member of
Times Square, Provo		the Board of Directors
BWI, P. O. Box 663
Turks and Caicos Island

Thomas M. Sheppard	54	Secretary, Chief Executive Officer and a member of
488 Huron Street		the Board of Directors
Toronto, Ontario
Canada M5R 2R3

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2001 through December 31, 2004, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)
Richard L. Wachter	2004	250,000	0	0	0	0	0	0
Current President and	2003	250,000	0	0	0	0	0	0
President in last fiscal year	2002	250,000	0	0	0	0	0	0

Thomas M. Sheppard	2004	100,000	0	0	0	0	0	0
Current Chief Executive	2003	100,000	0	0	0	0	0	0
Officer and Chief Executive	2002	100,000	0	0	0	0	0	0
Officer in last fiscal year

Compensation was accrued but none was paid to any individual in his capacity as an officer through December 31, 2004. All options have expired.

We anticipate paying the following salaries in 2005:

Richard Lyle Wachter	President	$250,000
Thomas Michael Sheppard	Chief Executive Officer	$100,000

Compensation of Directors

The following table sets forth the compensation paid by us from January 1, 2001 through December 31, 2003, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
				(a)	(b)	(c)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)

Richard L. Wachter	2004	0	0	0	0	0	0	0
Current President and	2003	0	0	0	0	0	0	0
President in last fiscal year	2002	0	0	0	0	16,000	0	0

Thomas M. Sheppard	2004	0	0	0	0	0	0	0
Current Chief Executive	2003	0	0	0	0	0	0	0
Officer and Chief Executive	2002	0	0	0	0	16,000	0
Officer in last fiscal year

As of our 2004 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

There were no grants of stock options in 2004 and there are currently no stock options outstanding. All options have expired.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2004, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Owned	Shares Owned
Richard L. Wachter
Times Square, Provo
BWI, P.O. Box 663
Turks and Caicos Island	27,331,000	[1]	85.87%

Thomas M. Sheppard
488 Huron Street
Toronto, Ontario
Canada M5R 2R3	436,000		1.37%

All Officers and Directors as a Group (2 persons)	27,767,000	[1]	87.24

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

There were no Form 8-K's filed.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report filed with the Securities and Exchange Commission, SEC file #000-31289 on April 8, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

10.1	License Agreement
10.2	Consulting Agreement - Charles DeBono
10.3	Consulting Agreement - Jeffery Roop
10.4	Share Purchase Agreement
23.1	Consent of Williams & Webster, P.S, Certified Public Accountants
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2004. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $26,611 for the fiscal year ended December 31, 2003 and approximately $19,794 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended December 31, 2003 and December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended December 31, 2003 and for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2005.

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

Signatures	Title	Date

/s/ Richard L. Wachter	President, Principal Financial Officer, and a	April 14, 2005
Richard L. Wachter	member of the Board of Directors

/s/ Thomas M. Sheppard	Secretary, Principal Executive Officer and a	April 14, 2005
Thomas M. Sheppard	member of the Board of Directors