Form 10QSB
period 2005-03-31
FIRSTBINGO COM
filed 2005-05-23
CIK 1120285

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2005
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

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31,
	2005	December 31,
ASSETS	(unaudited)	2004
CURRENT ASSETS
Cash	$140,212	$162,619
TOTAL CURRENT ASSETS	140,212	162,619

OTHER ASSETS
Website and software license, net of accumulated amortization	108,962	130,753
Goodwill	6,924	6,924
Total Other Assets	115,886	137,677

TOTAL ASSETS	$256,098	$300,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$58,008	$59,347
Accounts payable - related party	83,084	82,339
Accrued interest	60,367	54,530
Accrued salaries	1,137,500	1,050,000
Note payable - related party	387,989	387,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,764,948	1,672,205

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
31,928,524 shares issued and outstanding	31,928	31,928
Additional paid-in capital	15,833,749	15,833,749
Accumulated deficit during development stage	(17,376,927)	(17,239,986)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,511,250)	(1,374,309)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$256,098	$300,296

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

		Three Months Ended March 31,			Period from March 30, 1990 (Inception) to March 31,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)
REVENUES		$-		$-	$168
COST OF REVENUES		-		-	-
GROSS PROFIT		-		-	168
EXPENSES
Amortization		21,792		21,792	459,881
Consulting fees		252		1,138	4,059,447
Directors' fees		87,500		87,500	1,340,100
Officers' salaries		-		-	1,250,000
Salaries - sales and office		-		-	40,725
Filing fees		1,100		2,618	8,708
Marketing and public relations		-		-	8,044,984
Legal and professional fees		448		449	240,524
Travel and entertainment		-		-	41,348
Office and administration		6,987		1,565	76,299
Software and internet services		10,639		3,303	250,272
Trade show expenses		-		-	37,492
Trivia bingo development		2,386		-	24,660
Pilot development		-		-	67,909
Loss on impairment of software		-		-	1,275,000
TOTAL OPERATING EXPENSES		131,104		118,365	17,217,349

LOSS FROM OPERATIONS		(131,104)		(118,365)	(17,217,181)

OTHER INCOME (EXPENSES)
License income		-		-	10,000
Interest expense		(5,837)		(5,428)	(169,746)
TOTAL OTHER INCOME (EXPENSES)		(5,837)		(5,428)	(159,746)

LOSS BEFORE INCOME TAXES		(136,941)		(123,793)	(17,376,927)

INCOME TAXES		-		-	-

NET LOSS		$(136,941)		$(123,793)	$(17,376,927)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC
AND DILUTED		31,928,524		31,828,524

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Period from March 30, 1990 (Inception) to March 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,941)	$(123,793)	$(17,376,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	21,792	21,792	459,881
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	-	13,405,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Increase (decrease) in:
Prepaids	-	(5,000)	-
Decrease (increase) in:
Accrued interest	5,837	5,428	60,366
Accounts payable	(1,339)	(12,783)	58,009
Accounts payable, related party	744	17,347	82,495
Refund payable	-	-	2,400
Accrued salaries	87,500	87,500	1,137,500
Net cash used in operating activities	(22,407)	(9,509)	(729,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition
Payment of advance from shareholder		-	-
Proceeds from notes payable - related party	-	9,788	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	-	-	2,500
Net cash provided by financing activities	-	9,788	1,074,840
Net increase (decrease) in cash	(22,407)	279	139,648
Cash, beginning of period	162,619	1,436	-
Cash, end of period	$140,212	$1,715	$139,648
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$-
Services paid by issuance of stock	$-	$-	$13,405,800
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$-	$104,728
Stock issued for convertible debt	$-	$-	$31,985
Stock issued for acquisition	$-	$-	$6,900

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

As shown in the accompanying financial statements, the Company incurred a net loss of $136,941 for the three months ended March 31, 2005. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to March 31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2005, no impairment of the Company's goodwill was deemed necessary.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

During the three months ended March 31, 2005 and 2004, the Company's amortization expense attributable to the remaining unimpaired website and software license was $21,792 for each period.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share,

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

the fair market value of the shares on the date the shares were granted. As of March 31, 2005 and 2004, the Company has received an additional $99,250 from this related party, and interest of $37,244 and $25,335 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loan an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. Interest of $197 has been accrued and expensed for the three months ended March 31, 2005. The balance is included in "notes payable - related party" in the accompanying financial statements.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the three months ended March 31, 2005, the Company repaid $2,000 of the outstanding amount. These expenses total approximately $75,783 and $70,810 at March 31, 2005 and 2004, respectively and are included in "accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of March 31, 2005 and 2004, interest of $17,558 and $6,909 has been accrued and expensed, respectively.The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

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

NOTE 5 - LICENSE AGREEMENTS

Tesauro S.A.

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2005 and 2004, the Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At March 31, 2005, the Company has accrued $1,137,500 in salaries payable to the officers. This amount is included in accrued salaries in the financial statements.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

The acquisition of WorldWide was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management's evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of WorldWide was $6,900. The Company assumed liabilities totaling $588.

The purchase price of $6,900 is allocated as follows:

Cash	$564
Accounts Payable	(588)
Goodwill	6,924
6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide's operations, commencing with the date of its acquisition, are included in the accompanying March 31, 2005 financial statements.

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

Our only other source for funds at this time is investments by others in FirstBingo.com. We must raise funds to implement our project and stay in business.

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

The company is currently pursuing global opportunities which involve the licensing of it's convergence software throughout North America and Europe.

We do not intend to hire additional employees at this time.

With the anticipated completion of standard beta testing of the web-site FirstBingo.com licensed on June 09, 2004 our game show concept to Weststar TV Limited of Grand Cayman for Grand Cayman, Bermuda and the remainder of the Caribbean in which they operate.

On July 20, 2004 FirstBingo.com also licensed our concept to Bingo TV Net Corporation. This agreement covers the territories of the United States of America, the U.S. Virgin Islands and Puerto Rico

We do not intend to hire additional employees at this time.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2005.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors