Form 10KSB/A
period 2004-12-31
FIRSTBINGO COM
filed 2005-06-07
CIK 1120285

========================================================================================

FORM 10-KSB/A-1
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

==========================================================================================

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

It is anticipated that prospective advertisers will pay us a fee for the number of hits to our website. The more websites that compete with us, the fewer the hits to our website. The more distractions away from our website, the fewer the hits to our website. Fewer hits result in lower revenues. We cannot ensure that customers will hit our website rather than other websites offering similar gaming products on the Internet. Interest in a website is a personal thing. If a player likes our website and the game and prizes it offers, he will play it. If the player does not like our game, the player will find another website that will satisfy his desire for amusement. We hope that the configuration of our website and the prizes it offers will attract players to it and away from other websites.

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

On October 12, the company completed the purchase of WorldWide-Exclusive Ltd. WorldWide- Exclusive Ltd. was acquired to expedite credit card transactions over the internet. This acquisition provided for the immediate clearing of credit cards allowing us to launch our Pay to Play model in a much more timely manner.

On December 15, the company announced the launch of its membership-based website www.triviabingo.com.

In the future the Company intends to file any and all Press Releases on a Form 8-K with the United States Securities and Exchange Commission.

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

Liquidity and Capital Resources

We continue to maintain a minimal cash balance in order to fulfill our financial commitments. The minimal cash balance or burn rate required to fulfill financial commitments is $32,000 per month. This amount does not include any cash or prizes which may be awarded in the future. It is anticipated that any cash or prize giveaways will be funded through the sale of securities through our SB-2 Registration Statement.

The approximate amount of time through which our current assets will fund existing operations, not assuming additional advances from shareholders, is eight months. All of this cash balance has been obtained through borrowing. We are not in a liquid position at December 31, 2004, having $162,619 of cash. This compares to cash of $1,436 at December 31, 2003. In the past the majority shareholders have had to fund any cash shortfalls experienced by us.

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

Board of Directors
FirstBingo.com
Toronto, Ontario

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of FirstBingo.com (a Nevada corporation and development stage enterprise) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from March 30, 1990 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com as of December 31, 2004 and 2003, and the results of its operations, stockholders' deficit and cash flows for the years then ended and for the period from March 30, 1990 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

Westar TV Ltd.
On June 4, 2004 the Company entered into a licensing agreement with Westar TV Ltd, a corporation located in the Cayman Islands, for the production and distribution of the Trivia Bingo(tm) game in the territory of Bermuda. The Company will receive 50% of revenues, net of the cost of establishing the prize pool. Additionally, the Company will receive a 50% royalty on all merchandise sales in the territory.

As of December 31, 2004, Westar TV Ltd has not developed a game show and no revenues have been recognized.

The purchase price of $6,900 is allocated as follows:

Cash	$564
Accounts Payable	(587)
Goodwill	6,923
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide's operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2004 financial statements.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with this report:

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of June, 2005.

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

Signatures	Title	Date

/s/ Richard L. Wachter	President, Principal Financial Officer, and a	June 6, 2005
Richard L. Wachter	member of the Board of Directors

/s/ Thomas M. Sheppard	Secretary, Principal Executive Officer and a	June 6, 2005
Thomas M. Sheppard	member of the Board of Directors