Form 10KSB/A
period 2004-12-31
FIRSTBINGO COM
filed 2005-06-07
CIK 1120285

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

Westar TV Ltd.

On June 4, 2004 the Company entered into a licensing agreement with Westar TV Ltd, a corporation located in the Cayman Islands, for the production and distribution of the Trivia BingoJ game in the territory of Bermuda. The Company will receive 50% of revenues, net of the cost of establishing the prize pool. Additionally, the Company will receive a 50% royalty on all merchandise sales in the territory.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

WorldWide-Exclusive Ltd.

On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, A WorldWide@ ), a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 30,000 shares of common stock with a fair market value of $6,900. The value of the stock was determined by the closing price on October 12, 2004.

The acquisition of WorldWide was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management= s evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of WorldWide was $6,900. The Company assumed liabilities totaling $587.
The purchase price of $6,900 is allocated as follows:

Cash	$564
Accounts Payable	(587)
Goodwill	6,923
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide= s operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2004 financial statements.

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