Form 10QSB
period 2005-06-30
FIRSTBINGO COM
filed 2005-08-22
CIK 1120285

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes [X]     No [   ]

=======================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
ASSETS	(unaudited)	2004
CURRENT ASSETS
Cash	$580,849	$162,619
TOTAL CURRENT ASSETS	580,849	162,619

OTHER ASSETS
Website and software license, net of accumulated amortization	87,169	130,753
Goodwill	6,924	6,924
TOTAL PROPERTY AND EQUIPMENT	94,093	137,677

TOTAL ASSETS	$674,942	$300,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$44,539	$59,347
Accounts payable - related party	79,240	82,339
Accrued interest	65,809	54,530
Accrued salaries	1,225,000	1,050,000
Note payable - related party	187,989	387,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,640,577	1,672,205

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
33,528,524 and 31,928,524 shares issued and outstanding, respectively	33,528	31,928
Additional paid-in capital	16,870,899	15,833,749
Accumulated deficit during development stage	(17,872,462)	(17,239,986)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(968,035)	(1,374,309)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$674,942	$300,296

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

						Period from
						March 30, 1990
	Three Months Ended			Six Months Ended		(Inception) to
	June 30,			June 30,		June 30,
	2005		2004	2005	2004	2005
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,373		$-	$1,373	$-	$1,541

COST OF REVENUES	-		-	-	-	-

GROSS PROFIT	1,373		-	1,373	-	1,541

EXPENSES
Amortization	21,792		21,792	43,584	43,584	481,673
Consulting fees	-		-	252	1,138	4,059,447
Directors' fees	-		-	-	-	1,252,600
Officers' salaries	87,500		87,500	175,000	175,000	1,425,000
Salaries - sales and office	23,415		-	23,415	-	64,140
Filing fees	6,452		810	7,552	3,428	15,160
Marketing and public relations	312,010		-	312,010	-	8,356,994
Legal and professional fees	9,686		23,931	10,134	24,380	250,210
Travel and entertainment	-		-	-	-	41,348
Office and administration	9,861		416	16,848	1,981	86,160
Software and internet services	-		-	10,639	3,303	250,272
Trade show expenses	-		-	-	-	37,492
Trivia bingo development	8,750		-	11,136	-	33,410
Pilot development	-		-	-	-	67,909
Loss on impairment of software	-		-	-	-	1,275,000
TOTAL OPERATING EXPENSES	479,466		134,449	610,570	252,814	17,696,815

LOSS FROM OPERATIONS	(478,093)		(134,449)	(609,197)	(252,814)	(17,695,274)

OTHER INCOME (EXPENSES)
Other income	-		-	-	-	10,000
Interest expense	(5,640)		(5,640)	(23,279)	(11,067)	(187,188)
TOTAL OTHER INCOME (EXPENSES)	(5,640)		(5,640)	(23,279)	(11,067)	(177,188)

LOSS BEFORE INCOME TAXES	(483,733)		(140,089)	(632,476)	(263,881)	(17,872,462)

INCOME TAXES	-		-	-	-	-

NET LOSS	$(483,733)		$(140,089)	$(632,476)	$(263,881)	$(17,872,462)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	33,294,080		31,828,524	32,611,302	31,828,524

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			March 30, 1990
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,476)	$(263,881)	$(17,872,462)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	43,584	43,585	481,673
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	45,000	-	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Decrease (increase) in:
Accrued interest	11,279	11,067	65,808
Accounts payable	(14,808)	3,729	44,540
Accounts payable, related party	(3,099)	20,386	78,652
Refund payable	-	-	2,400
Accrued salaries	175,000	175,000	1,225,000
Net cash used in operating activities	(375,520)	(10,114)	(1,082,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of advance from shareholder	-	-	-
Payment of notes payable - related party	(200,000)	9,788	802,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	993,750	-	996,250
Net cash provided by financing activities	793,750	9,788	1,869,154

Net increase (decrease) in cash	418,230	(326)	580,849

Cash, beginning of period	162,619	1,436	-

Cash, end of period	$580,849	$1,110	$580,849

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$-
Services paid by issuance of stock	$45,000	$-	$13,450,800
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$104,728
Stock issued for convertible debt	$-	$31,985	$-
Stock issued for acquisition

See accompanying condensed notes to consolidated interim financial statments.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

As shown in the accompanying financial statements, the Company incurred a net loss of $632,476 for the six months ended June 30, 2005. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be at least $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company television and internet ads and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $264,566 and $0, for the six months ended June 30, 2005 and 2004, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142". SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On December 30, 2004, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations, even though the Company acquired new nonamortizable intangible assets in the year ended December 31, 2004.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At June 30, 2005, no impairment of the Company's goodwill was deemed necessary.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 4.) No portion of this software - acquired during the year ended December 31, 2000- was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license - which was purchased solely for internal use and will not be marketed externally - have been capitalized and are being amortized over the estimated useful life of five years.

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

During the six months ended June 30, 2005 and 2004, the Company's amortization expense attributable to the remaining unimpaired website and software license was approximately $43,584 for each period.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of June 30, 2005 and 2004, the Company has received an additional $99,250 from this related party, and interest of $40,220 and $28,312 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loan an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the six months ended June 30, 2005, the Company repaid $4,044 of the outstanding amount. These expenses total approximately $71,900 and $73,800 at June 30, 2005 and 2004, respectively, and are included in "accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of June 30, 2005 and 2004, interest of $20,220 and $9,572 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

In addition, the Company rented office space in 2003 from its chief executive officer on a month-to-month basis for $1,000 CDN (approximately $750 U.S.) plus miscellaneous expenses. From January to September 2004, the rent was $500 CDN (approx $410 U.S.) The Company also owes this officer's legal firm approximately $6,700 for consulting and legal fees which is included in "accounts payable - related party" in the accompanying financial statements.

NOTE 5 - LICENSE AGREEMENTS

Tesauro S.A.
On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro", a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. A payment of $1,200 was due upon execution of the agreement, and thereafter eleven monthly payments of $800 are payable on the first day of each month. As of December 31, 2003, the Company had received the entire fee. Tesauro overpaid its license by $2,400 which is included in the accompanying financial statements under "Commitments and Contingencies." The Company has attempted to contact Tesauro regarding repayment, but at this time has not had any further contact with the Company in order to return the excess payment. See Note 6.

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

New York OTC Financial Network - Consulting Agreement
On June 15, 2005, the Company entered into a consulting agreement with New York OTC Financial Network, (hereinafter "New York OTC", a privately held U.S. company. In consideration of 100,000 shares of common stock and payment of expenses (either in cash or shares of common stock), New York OTC shall provide consulting services relating to the development, implementation and maintenance of an ongoing program of marketing to the investment community.

The Company issued 100,000 shares of common stock to New York OTC valued at the fair market value on the date of issuance or $45,000 ($0.45 per share). See Note 7.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

WorldWide-Exclusive Ltd.
On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, "WorldWide", a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 30,000 shares of common stock with a fair market value of $6,900. The value of the stock was determined by the closing price on October 12, 2004.

The acquisition of WorldWide was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management's evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of WorldWide was $6,900. The Company assumed liabilities totaling $588.

The purchase price of $6,900 was allocated as follows:
Cash	$564
Accounts Payable	(588)
Goodwill	6,924
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide's operations, commencing with the date of its acquisition, are included in the accompanying financial statements.

NOTE 7 - COMMON STOCK

During the six months ended June 30, 2005, the Company issued 1,500,000 shares of common stock to an individual for cash of $0.6625 per share, or $993,750. The Company also issued 100,000 shares of common stock under the terms of a consulting agreement for $0.45 per share, or $45,000.

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

We are a start-up stage company and have generated minimal revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues. Accordingly, we must raise cash from sources other than our operations.

Our only other source for funds at this time is investments by others in FirstBingo.com. We must raise funds to implement our project and stay in business.

In an effort to raise capital the Company filed an SB-2 Registration Statement pursuant to Section 8(a) of the Securities Act of 1993 that was declared effective 10/19/04 at 11:30 AM. The said Registration Statement permits the Company to issue a maximum of 12,000,000 treasury shares at an issue price of $0.6625. To date the Company has sold 1,500,000 of these shares and efforts continue to be made in this regard. We cannot guaranty that we will be able to raise enough money through this offering to stay in business. The money that is raised, will be applied to the development of our web site, marketing and working capital. If additional capital is required, we will attempt to raise additional capital through a subsequent private placement, public offering or through loans. If we do not raise all of the capital that is required from this offering, we will have to find alternative sources such as second public offering, a private placement of securities, or loans from our officers or others. Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay fees connected with our filings with the SEC. Accordingly, our officers and directors are under no legal obligation to make additional capital contributions to us in the future. Should we require additional funds and are unable to raise it we will either have to suspend operations until we do raise the funds, or cease operations entirely. If we raise the maximum amount of capital from this offering, it will last 24 months. If we raise less than the maximum amount, we do not believe the money will last 24 months. If we raise less than the maximum amount and further funds are required we will have to revert to obtaining additional funds as described in this paragraph.

The filming of the TriviaBingoTM game show premiere episode was produced at the Torstar Media Group's 3D virtual studio in Toronto, Ontario, Canada has now been completed.

The company ran in excess of 100,000, 30 second TV commercials, along with newspaper and print ads during the quarter. This campaign was supported by an interactive internet media campaign and was run in conjunction with our membership based website www.triviabingo.com. By participating online, members can compete for the opportunity to appear on TV TriviaBingo, the television version of the game.

In an attempt to increase awareness to shareholders, prospective shareholders and the business community the company has retained NY OTC Financial Network to assist in the field of Investor Relations.

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

ITEM 6.     EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of August, 2005.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors