Form 10QSB/A
period 2005-03-31
FIRSTBINGO COM
filed 2005-08-24
CIK 1120285

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of August, 2005.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors