Form 10QSB/A
period 2005-06-30
FIRSTBINGO COM
filed 2005-08-24
CIK 1120285

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended		Period from March 30, 1990
	June 30,			June 30,		(Inception) to June 30,
	2005		2004	2005	2004	2005
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,373		$-	$1,373	$-	$1,541

COST OF REVENUES	-		-	-	-	-

GROSS PROFIT	1,373		-	1,373	-	1,541

EXPENSES
Amortization	21,792		21,792	43,584	43,584	481,673
Consulting fees	-		-	252	1,138	4,059,447
Directors' fees	-		-	-	-	1,252,600
Officers' salaries	87,500		87,500	175,000	175,000	1,425,000
Salaries - sales and office	23,415		-	23,415	-	64,140
Filing fees	6,452		810	7,552	3,428	15,160
Marketing and public relations	312,010		-	312,010	-	8,356,994
Legal and professional fees	9,686		23,931	10,134	24,380	250,210
Travel and entertainment	-		-	-	-	41,348
Office and administration	9,861		416	16,848	1,981	86,160
Software and internet services	-		-	10,639	3,303	250,272
Trade show expenses	-		-	-	-	37,492
Trivia bingo development	8,750		-	11,136	-	33,410
Pilot development	-		-	-	-	67,909
Loss on impairment of software	-		-	-	-	1,275,000
TOTAL OPERATING EXPENSES	479,466		134,449	610,570	252,814	17,696,815

LOSS FROM OPERATIONS	(478,093)		(134,449)	(609,197)	(252,814)	(17,695,274)

OTHER INCOME (EXPENSES)
Other income	-		-	-	-	10,000
Interest expense	(5,640)		(5,640)	(23,279)	(11,067)	(187,188)
TOTAL OTHER INCOME (EXPENSES)	(5,640)		(5,640)	(23,279)	(11,067)	(177,188)

LOSS BEFORE INCOME TAXES	(483,733)		(140,089)	(632,476)	(263,881)	(17,872,462)

INCOME TAXES	-		-	-	-	-

NET LOSS	$(483,733)		$(140,089)	$(632,476)	$(263,881)	$(17,872,462)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	33,294,080		31,828,524	32,611,302	31,828,524

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Period from March 30, 1990
	June 30,		(Inception) to June 30,
	2005	2004	2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,476)	$(263,881)	$(17,872,462)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	43,584	43,585	481,673
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	45,000	-	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Decrease (increase) in:
Accrued interest	11,279	11,067	65,808
Accounts payable	(14,808)	3,729	44,540
Accounts payable, related party	(3,099)	20,386	78,652
Refund payable	-	-	2,400
Accrued salaries	175,000	175,000	1,225,000
Net cash used in operating activities	(375,520)	(10,114)	(1,082,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(205,841)
Net cash used in investing activities	-	-	(205,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of advance from shareholder	-	-	-
Payment of notes payable - related party	(200,000)	9,788	802,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	993,750	-	996,250
Net cash provided by financing activities	793,750	9,788	1,869,154

Net increase (decrease) in cash	418,230	(326)	580,849

Cash, beginning of period	162,619	1,436	-

Cash, end of period	$580,849	$1,110	$580,849

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$-
Services paid by issuance of stock	$45,000	$-	$13,450,800
Services paid by issuance of stock options	$-	$-	$56,600
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$4,797	$104,728
Stock issued for convertible debt	$-	$31,985	$-
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

NOTE 7 - COMMON STOCK

During the six months ended June 30, 2005, the Company issued 1,500,000 shares of common stock for cash of $0.6625 per share, or $993,750. The Company also issued 100,000 shares of common stock under the terms of a consulting agreement for $0.45 per share, or $45,000.

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