Form 10QSB
period 2005-09-30
FIRSTBINGO COM
filed 2005-11-21
CIK 1120285

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

The Registrant is a Shell company. [   ]

=======================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,
	2005	December 31,
ASSETS	(unaudited)	2004
CURRENT ASSETS
Cash	$469,813	$162,619
TOTAL CURRENT ASSETS	469,813	162,619

OTHER ASSETS
Website and software license, net of accumulated amortization	65,377	130,753
Computer equipment, net of accumulated depreciation	5,520	-
Goodwill	6,924	6,924
TOTAL PROPERTY AND EQUIPMENT	77,821	137,677

TOTAL ASSETS	$547,634	$300,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$45,602	$59,347
Accounts payable - related party	72,304	82,339
Accrued interest	71,449	54,530
Accrued salaries	1,312,500	1,050,000
Note payable - related party	187,989	387,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,727,844	1,672,205

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $0.001 par value;
33,528,524 and 31,928,524 shares issued and outstanding, respectively	33,528	31,928
Additional paid-in capital	16,870,899	15,833,749
Accumulated deficit during development stage	(18,087,037)	(17,239,986)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,182,610)	(1,374,309)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$547,634	$300,296

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended		Period from March 30, 1990
	September 30,			September 30,		(Inception) to September 30,
	2005		2004	2005	2004	2005
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$10		$-	$1,383	$-	$1,551

COST OF REVENUES	3,745		-	14,882	-	14,882

GROSS PROFIT	(3,735)		-	(13,499)	-	(13,331)

EXPENSES
Amortization and depreciation	22,283		21,792	65,867	65,376	503,956
Consulting fees	-		-	252	1,138	4,059,447
Directors' fees	-		-	-	-	1,252,600
Officers' salaries	87,500		87,500	262,500	-	1,512,500
Salaries - sales and office	12,485		-	35,900	-	76,625
Filing fees	907		(380)	8,459	4,278	16,067
Marketing and public relations	62,624			374,634	-	8,419,618
Legal and professional fees	9,247		3,000	19,380	27,609	259,456
Travel and entertainment	1,997		-	1,997	-	43,345
Office and administration	6,176		275	23,024	3,375	92,336
Software and internet services	1,981		-	12,620	3,303	252,253
Trade show expenses	-		-	-	-	37,492
Trivia bingo development	-		-	-	-	22,274
Pilot development	-		-	-	14,867	67,909
Loss on impairment of software	-		-	-	-	1,275,000
TOTAL OPERATING EXPENSES	205,200		112,187	804,633	119,946	17,890,878

LOSS FROM OPERATIONS	(208,935)		(112,187)	(818,132)	(119,946)	(17,904,209)

OTHER INCOME (EXPENSES)
Other income	-		-	-	-	10,000
Interest expense	(5,640)		(5,640)	(28,919)	(16,707)	(192,828)
TOTAL OTHER INCOME (EXPENSES)	(5,640)		(5,640)	(28,919)	(16,707)	(182,828)

LOSS BEFORE INCOME TAXES	(214,575)		(117,827)	(847,051)	(136,653)	(18,087,037)

INCOME TAXES	-		-	-	-	-

NET LOSS	$(214,575)		$(117,827)	$(847,051)	$(136,653)	$(18,087,037)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.03)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	33,528,524		31,828,524	32,921,539	31,828,524

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
	Nine Months Ended		Period from March 30, 1990
	September 30,		(Inception) to September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847,051)	$(399,153)	$(18,087,037)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization and depreciation	65,867	65,376	503,956
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	45,000	-	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Decrease (increase) in:
Prepaids	-	(2,000)	-
Accrued interest	16,919	16,706	71,449
Accounts payable	(13,745)	11,790	45,602
Accounts payable, related party	(10,035)	34,659	71,716
Refund payable	-	-	2,400
Accrued salaries	262,500	262,500	1,312,500
Net cash used in operating activities	(480,545)	(10,122)	(1,187,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(6,011)	-	(6,011)
Purchase of software	-	-	(205,841)
Net cash used in investing activities	(6,011)	-	(211,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of advance from shareholder	-	109,788	-
Payment of note payable - related party	(200,000)	-	802,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	993,750	-	996,250
Net cash provided by financing activities	793,750	109,788	1,869,154
Net increase (decrease) in cash	307,194	99,666	469,813
Cash, beginning of period	162,619	1,436	-
Cash, end of period	$469,813	$101,102	$469,813
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$-
Services paid by issuance of stock	$45,000	$-	$13,450,800
Services paid by issuance of stock options	$-	$-	$56,000
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$-	$104,728
Stock issues for acquisition	$-	$-	$6,900

See accompanying condensed notes to interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $847,051 for the nine months ended September 30, 2005. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

continue as a going concern. For the twelve-month period subsequent to September 30, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be at least $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections," (hereinafter "SFAS No.154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company television and internet ads and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $264,566 and $0, for the nine months ended September 30, 2005 and 2004, respectively.

Revenue Recognition

The Company recognizes revenue from membership fees derived from its pay-to-play website. The fees from this membership allow players to qualify for the Company's television game show. During the nine months ended September 30, 2005, the Company recognized approximately $1,300 from these memberships.

Costs of Revenues
Costs of revenues consists of the travel and lodging fees paid to contestants of the game show and the winnings paid to each contestant at the conclusion of the game.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On December 30, 2004, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2005, no impairment of the Company's goodwill was deemed necessary.

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. (See Note 5.) No portion of this software-acquired during the year ended December 31, 2000-was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license-which was purchased solely for internal use and will not be marketed externally-have been capitalized and are being amortized over the estimated useful life of five years.

During the year ended December 31, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations. The impairment was charged to operations, resulting in a loss on impaired assets of $1,275,000.

During the year ended December 31, 2003, the Company issued 24,000,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party for 600,000 shares of stock in FirstBingo.com that it had acquired in 2000 as payment for services. These shares, after a 1 for 25 stock split and then a 3 for 1 stock dividend, ultimately became a total of 96,000 shares with a final adjusted price of $1.44 per share for a total cost of $138,000. SAB No. 48 directs that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Accordingly, the aforementioned value of the stock issued to the related party is considered FirstBingo.com's basis in the software, which is being amortized over its estimated useful life of three years.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

During the nine months ended September 30, 2005 and 2004, the Company's amortization expense attributable to the remaining unimpaired website and software license was approximately $43,584 for each period.

NOTE 4 - PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company will depreciate these assets using the straight-line method over their useful lives, estimated to be 5 years. Depreciation expense for the nine months ended September 30, 2005 was $491.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2005 and 2004, the Company has received an additional $99,250 from this related party, and interest of $40,220 and $28,312 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the nine months ended September 30, 2005, the Company repaid $10,780 of the outstanding amount. These expenses total approximately $65,000 and $60,200 at September 30, 2005 and 2004, respectively, and are included in "accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2005 and 2004, interest of $20,220 and $9,572 has been accrued and expensed, respectively.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

NOTE 6 - LICENSE AGREEMENTS

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - COMMON STOCK

During the nine months ended September 3November 18, 20050, 2005, the Company issued 1,500,000 shares of common stock for cash of $0.6625 per share, or $993,750. The Company also issued 100,000 shares of common stock under the terms of a consulting agreement for $0.45 per share, or $45,000.

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

Members of the Internet TriviaBingo.com website who qualified as contestants for the television version of the game from the Competition Periods which concluded during the 2nd and 3rd quarters of 2005 were brought to Toronto, Ontario, for the taping of the TVTrivaBingo gameshows.

The contestants represented a broad spectrum from across Canada and the United States

The game shows were produced at Boardwalk Media's 3D virtual studio in Toronto, Ontario, Canada and are in the final stages of editing.

We do not intend to hire additional employees at this time.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2005.

FIRSTBINGO.COM
(Registrant)

BY:	/s/ Richard L. Wachter
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Thomas M. Sheppard
Thomas M. Sheppard, Secretary, Principal Executive Officer and a member of the Board of Directors