Form 10KSB
period 2005-12-31
FIRSTBINGO COM
filed 2006-05-17
CIK 1120285

===========================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

FIRSTBINGO.COM
(Exact name of registrant as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada   M5H 1T1
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

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

============================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $547,345 as of December 31, 2005.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2005 was 33,528,524.

The Company recorded $1,383 revenues for its most recent fiscal year ended December 31, 2005.

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

General

We have developed a game called "Trivia Bingo" and website to play Trivia Bingo. Trivia Bingo is played over the Internet and is available to anyone with internet access. We recently tested and are continuing to test Trivia Bingo on our website. We have generated minimal revenues and will not generate any further revenues until the members pay to compete and we begin to sell advertising space on the Trivia Bingo internet cards to advertisers. We have generated minimal revenues to date.

Trivia Bingo

Trivia Bingo is divided into two divisions. One division is an Internet Trivia Bingo game played on the Internet. The other will be a television game show. The Internet game is operational, generating minimal revenues. The television game show is no longer a concept.

The Internet Trivia Bingo allows members to compete for a variety of prizes and cash and the chance to qualify for the television version of the game. Past prizes have consisted of clocks, mouse pads, CD cases, watches, stress balls and caps. We gave away one automobile as part of our test of the website. Mr. Richard Wachter personally financed the cost of the test. In the future, we will provide the prizes at our own expense. The television show was no longer conceptual during 2005, with Internet Trivia Bingo members paying to compete to qualify for the television game show.

We recently completed the development of a Beta version of our Internet Trivia Bingo game and Trivia Bingo is now operational on the Internet. We will continue refine and revise our software application. Thereafter, we will begin recruiting advertisers to the website. Our main website is at www.FirstBingo.com. We also maintain a second website at www.triviabingo.com which is used as a feeder page to the main website.

Registration for Internet Bingo

Members already registered with us will click on the "Player" icon and when prompted enter their user name and password. New members will be prompted to click on the "New Player" icon to register as a new player. Members must register in order to be eligible for the cash and prizes and to qualify for an opportunity to participate on television Trivia Bingo.

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

Game Instructions

Creating the Bingo Card

Once a new or existing member has logged on to the web-site, a Bingo card is created. The card contains five columns under the letters B I N G O. Each column contains five squares which contain random numbers.

To assist a member in achieving a BINGO, all of the squares in the third row and all of the squares in the column under the letter "N" are covered squares. However, unlike traditional Bingo, the squares are not covered with pennies or blotters, but rather with an advertiser's logo. Advertising logos form what is known as the "Magic Cross". The "Magic Cross" effectively divides the BINGO card into four separate quadrants.

We randomly generate additional squares that contain an advertiser's logo in each of the four quadrants. The random generation of additional covered squares (i.e. squares that contain an advertiser's logo) result in an instant cash or prize giveaway to the member. After the random generation of additional squares occurs, all of the squares that form a BINGO line (i.e. a vertical, horizontal or diagonal line) could be occupied with an advertiser's logo in which case the member is an instant winner. This is known as an Instant Win Card.

If the member does not have an Instant Win Card, the player moves to the Trivia Challenge phase of the game.

Trivia Challenge

Correctly answering a trivia question allows a member to convert an open square (a square that does not contain an advertiser's logo) to a covered square (a square containing an advertiser's logo). By covering certain squares the player can achieve a Bingo. A Bingo is achieved when the covered squares (a square containing an advertiser's logo) form a vertical, horizontal or diagonal line. Each time a Bingo is achieved the member is credited with 1,000 FirstBingo points.

To convert an open square to a covered square, the member selects the open square of his or her choice by clicking on it with the mouse.

The trivia question associated with the selected open square is revealed. The member is now given 15 seconds to select the correct answer from four multiple choice answers. The answer is chosen by clicking on the chosen response with the mouse. If the answer is right the number on the open square is replaced by an advertiser's logo (indicating a covered square). If the answer is incorrect, the open square will remain open and the member will receive one strike. If the member gets three strikes before achieving a full card, the game ends. A member may receive multiple Bingos on one card. Each Bingo will result in the member receiving 1,000 FirstBingo points. A member may also receive advertiser's points for converting an open square to a covered square. It is anticipated that advertiser's points may be exchanged for various prize giveaways.

If the member answers all of the trivia questions correctly before getting three strikes, he or she attains a full card. If a member obtains a full card, he will receive bonus points in addition to the 1,000 FirstBingo points awarded for each Bingo.

Cash and Prize Giveaways

The points a member receives may qualify the member for the opportunity to win cash, prizes or a chance to qualify for the television version of the game. A member can also win instant cash or prizes if an Instant Win Card is randomly generated at the start of the game.

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

TV Trivia Bingo

Internet Trivia Bingo members qualify by achieving high points ratings to participate as contestants on TV Trivia Bingo. TV Trivia Bingo is played in front of a live studio audience. The show will be taped and sold to public or pay television networks. As of the date hereof, we have developed the television program, taped shows and entered into negotiations with television stations or sponsors for the further production of TV Trivia Bingo. Further, there is no assurance that TV Trivia Bingo will ever be further developed, further produced or sold to any television networks. There is no assurance that any television network will broadcast the show.

Revenues

First and foremost we are a pay to play and advertiser/sponsor supported website. We plan to generate future revenues from members paying to compete and the sale of advertising space (i.e. advertiser's logos), which appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on its Internet web site nor have we secured any sponsorship for our television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

In addition, we plan to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

We are developing a CD game version of Internet Trivia Bingo. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to members of the CD game. The CD game is in a conceptual stage. We do not know if and when the CD will be created or when a prototype will be started. No CD's have been developed. We do not know what the cost of production will be or when the CD game will be available sale. There is no assurance that any CDs will ever be created or sold.

Trivia Bingo Video Terminals

We are in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit members to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

The second test model, the Slot Machine Video Terminal will be a stand-alone slot machine featuring Bingo. The Trivia Bingo card will be created in essentially the same fashion as the Bingo card in Internet Trivia Bingo, other than a covered square will be shaded red (as opposed to containing an advertiser's logo) and an open square will be shaded in blue. The "Magic Cross" effectively divides the Bingo card into four separate quadrants. Each quadrant will contain four Bingo squares containing a specific number. The four squares in each of the four quadrants will be shaded in either red or blue depending upon whether the BINGO number that appears in the square is an appropriate number for the proper BINGO letter (i.e. a number from 1-15 under the letter B, a number from 16-30 under the letter I, a number from 31-45 under the letter N a number from 46-60 under the letter G or a number from 61-75 under the letter O). The Slot Machine Video Terminal computer will randomly spin the squares in each of the four quadrants. When the spinning stops, if the BINGO number in the square is under the appropriate letter the square will be shaded red indicating a covered square. If the number in the square is not under the appropriate letter the square will be shaded blue indicating an open square. Depending upon the positioning of the numbers when the spinning stops, the member may have no Bingos or possibly one or more Bingos. A Bingo is achieved every time a vertical, horizontal or diagonal line contains all shaded red squares (i.e. the proper Bingo number is under the proper letter).

The number of Bingos that are created at the time the spinning stops will dictate the payout on the Slot Machine Video Terminal. The Video Terminals are in a conceptual stage. We do not know if and when Video Terminals will be created or when a prototype will be started. No Video Terminals have been developed as of the date of this report. We do not know what the cost of production will be or when the Video Terminals will be available for sale. There is no assurance that any Video Terminals will ever be created or sold.

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

Marketing

We anticipate that a significant portion of our future expenses will be related to advertising and marketing. We anticipate using banner advertising featuring hot links on strategic Internet portal and search engine sights such as Hotmail, Yahoo and Alta Vista. Each of these sites boasts millions of visits each day and will prove an invaluable source to generate awareness of our Internet Trivia Bingo game. Future advertising in traditional media, such as newspapers, magazines, television, radio, billboards, etc. may also be an important facet of the advertising and marketing program.

As of the date hereof, we have not initiated any further research to determine the parameters of future advertising or the mediums which will be chosen.

Competition

We will compete with other companies marketing trivia related entertainment products and services and companies offering games of skill involving the answer of trivia questions. Millionaire and Jeopardy will be our initial competitors.

We compete with other companies that have websites that advertise on a game or on a site while a game is being played.

We expect to encounter significant competition from existing advertiser/sponsor-supported web-sites. Many of our existing and potential competitors have or may have, as the case may be, greater capital and other resources than we do and may choose to adopt a marketing plan similar to that proposed by us. There can be no assurance that we will be able to generate meaningful revenues or earnings from our Trivia Bingo operations or otherwise successfully compete in the future.

Our advertisers will pay us fees for the number of hits to our website. The more websites that compete with us, the fewer the hits to our website. The more distractions away from our website, the fewer the hits to our website. Fewer hits result in lower revenues. We cannot ensure that consumers will hit our website rather than other websites offering similar gaming products on the Internet. Interest in a website is a personal thing. If a consumer likes our website and the game and prizes it offers, they will play it. If the consumer does not like our game, they will find another website that will satisfy their desire for amusement. We hope that the configuration of our website and the prizes it offers will attract members to it and away from other websites.

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

Testing

Our web-site is fully developed and commercialized. Standard testing of the web-site will take place from time to time but is not anticipated to be onerous given the relatively simple nature of the game.

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

Transfer Agent

Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204 and their telephone number is (503) 227-2950.

Company's Office

Our corporate headquarters are located at Suite 1214, 120 Adelaide Street West, Toronto Ontario, Canada, M5H 1T1 and our telephone number is (416) 281-3335. We lease the office space on a month-to-month lease. There is no written document evidencing our lease. Our lease is oral. Our monthly rental is CDN$2,500.

Employees

We are a development stage company and currently have no employees other than our officers and directors. We intend to hire additional employees as needed.

Risk Factors
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise further funds we may have to suspend or cease operations.

  We lack an operating history and have losses which we expect to continue into the future.

  We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and television Trivia Bingo. We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising, and although it is available for revenue generating operations, is not generating any revenues from operation at this time. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $18,223,928. Our ability to achieve and maintain profitability and positive cash flow is dependent upon
*	our ability to complete our plan of operations
*	our ability to locate customers who will participate in our games
*	our ability to locate people who will buy advertising from us
*	our ability to generate revenues

  Based upon current plans, we expect to incur operating losses in future periods. Our operating losses in year 2005 were $983,942. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

  We have to generate interest in our website after we have obtained advertisers. If we can't do that, we will not generate revenues and will have to go out of business.

  We will sell space to advertisers in order to generate revenues. Although we have tested our web-site, we have no advertisers. Since we have no advertisers, we are not generating revenues. In order to attract advertisers, we believe we will have to show them that their advertising will be viewed by customers. Our customers will be individuals who have discovered our website via search engines, by word of mouth from other members, and by members who participated in our test. In order to attract advertisers and customers, we have budgeted for promoting our website to potential customers and advertisers. We plan to spend the money for marketing. Our success depends on our ability to generate significant interest in our website. If we cannot generate the interest in our website, we will not be able to generate revenues and we will have to go out of business.

  We are dependent upon an outside technology supplier. If it ceases operations or is unwilling to provide services to us, we may have to cease operations.

  We are dependent upon an outside technology supplier for the preparation and creation of our web site and Trivia Bingo game. We have selected MENTE, Inc. as our technology supplier. It is obligated to maintain our website for the balance of 2006. The unavailability of such services may cause us to cease operations.

  Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

  Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. Mr. Wachter is engaged in other businesses. As such her will be devoting 20% of his time to our operations. Mr. Kabin our chief executive officer and secretary will be devoting 95% of his time to our operations. We have no employees besides Messrs. Wachter and Kabin and we have no current intention of hiring additional personnel in the immediate future. Once the website is generating revenues, we intend to subcontract the website operations to an independent third party operator who has not been designated at this time.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at Suite 1214, 120 Adelaide Street West, Toronto, Ontario, Canada M5H 1T1 and our telephone number is (416) 281-3335. We lease the office space on a month-to-month lease. There are no written documents evidencing our lease. Our lease is oral. Our monthly rental is CDN$2,500.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FBGO."

Summary trading by quarter for the 2005 and 2004 fiscal years are as follows:

Fiscal Quarter		High	Low
2005
	Fourth Quarter	0.40	0.10
	Third Quarter	0.54	0.20
	Second Quarter	1.29	0.05
	First Quarter	0.80	0.08
2004
	Fourth Quarter	0.45	0.20
	Third Quarter	0.45	0.25
	Second Quarter	0.51	0.30
	First Quarter	0.59	0.33

These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001 and a stock dividend of three additional shares for each one share outstanding on November 14, 2003. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of April 25, 2005, we had 115 holders of record of our common stock.

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

Public Offering

Status of our public offering

On October 19, 2004, our Post-Effective Amendment to our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-119490. We offered up to 12,000,000 shares of common stock, with no minimum at an offering price of $0.6625 per share and certain selling shareholders offered up to 27,767,000 shares of common stock. The offering period was 270 days from the effective date of our Post-Effective Amendment to our Form SB-2 registration statement. We began our offering on October 19, 2004. There were no underwriters involved in our offering. All offers and sales are made by our officers and directors.

We sold 1,500,000 shares of common stock and raised $993,750. The proceeds from the sale of the shares was used as follows:

Website development	$1,981
Game development	$36,022
Marketing	$111,456
Salaries to the officers	$25,000
Working capital	$441,347

Of the $993,750, $377,944 has not been spent.

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

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans, and accordingly we have no securities authorized for issuance under equity compensation plans.

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

On November 28, 2005, Thomas M. Sheppard resigned from his position of Secretary, Chief Executive Officer and a member of the Board of Directors.

On November 28, 2005, Michael G. Kabin was elected as Secretary, Chief Executive Officer and a member of the Board of Directors of the Company.

We do not intend to hire additional employees at this time.

Limited Operating History; Need for Additional Capital

We are a start-up stage corporation and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the further development of our game, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must continue to operate our web-site and sell advertising on it. We continue to seek equity financing to provide for the capital required to promote our web-site.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to further update and develop our game and/or web-site. Additional equity financing may result in additional dilution to existing shareholders.

Results of Operations

Since January 1, 2000

We are continuing to develop our Internet Bingo game and our web-site. Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 719,094 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard Lyle Wachter, our President and Chief Financial Officer.

The revenues generated previous to 2005 were in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations.

At December 31, 2005, we had negative working capital of $1,372,630 compared to negative working capital of $1,509,586 at December 31, 2004. This was a result of an increase in accrued salaries, along with notes and a decrease accounts payable. Accounts payable decreased from $141,686 on December 31, 2004 to $87,761 December 31, 2005.

At December 31, 2005 and 2004, our primary asset was software, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

It is our intention to derive our operating revenues from the following sources:

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

Fiscal December 31, 2005 Compared to Fiscal December 31, 2004

We had a minimal amount of revenues from operations in fiscal year end 2004 and 2005 from the Beta test and launch of the Trivia Bingo.com website.

At December 31, 2005, we had negative working capital of $1,372,630 compared to negative working capital of $1,509,586 at December 31, 2004. This was a result of an increase in accrued salaries, along with notes and a decrease accounts payable. Accounts payable decreased from $141,686 on December 31, 2004 to $87,761 December 31, 2005.

At December 31, 2005 and 2004 our primary asset were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 12.7 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement. In the past the majority shareholders have had to fund any cash shortfalls experienced by us.

Current assets increased from $162,619 at December 31, 2004 to $409,168 at December 31, 2005. Current liabilities at December 31, 2004, were $1,672,205. These liabilities increased at December 31, 2005, to $1,781,798.

We are generating minimal revenues from operations, but we continue to accrue expenses as though we were generating revenues.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets -- an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

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

Revenue Recognition

The Company will recognize revenue from its website pay-to-play games as players sign up for memberships. The Company will also recognize their portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors
FirstBingo.com
Toronto, Ontario

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of FirstBingo,com (a Nevada corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the peroid from March 30, 1990 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstBingo.com as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and cash flows for the years then ended and for the period from March 30, 1990 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 9, 2006

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2005	2004
CURRENT ASSETS
Cash	$409,168	$162,619
Total Current Assets	409,168	162,619

OTHER ASSETS
Website and software license, net of accumulated amortization	43,585	130,753
Computer equipment, net of accumulated depreciation	5,020	-
Goodwill	6,924	6,924
Total Other Assets	55,529	137,677

TOTAL ASSETS	$464,697	$300,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,457	$59,347
Accounts payable - related party	72,304	82,339
Accrued interest	77,089	54,530
Accrued salaries	1,390,959	1,050,000
Note payable - related party	187,989	387,989
Convertible note payable	38,000	38,000
Total Current Liabilities	1,781,798	1,672,205

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value;
33,528,524 and 31,928,524 shares issued and outstanding, respectively	33,528	31,928
Additional paid-in capital	16,870,899	15,833,749
Accumulated deficit during development stage	(18,223,928)	(17,239,986)
Total Stockholder's Deficit	(1,319,501)	(1,374,309)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$464,697	$300,296

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 30, 1990 (Inception) to December 31,
	2005	2004	2005

REVENUES	$1,383	$168	$1,551

COST OF REVENUES	-	-	-

GROSS PROFIT	1,383	168	1,551

EXPENSES
Depreciation and amortization	88,159	87,169	526,248
Consulting fees	252	17,238	4,059,447
Directors' fees	-	-	1,252,600
Officers' salaries	350,959	350,000	1,600,959
Salaries - sales and office	35,900	-	76,625
Filing fees	8,459	4,478	16,067
Marketing and public relations	374,634	-	8,419,618
Legal and professional fees	21,152	37,348	261,228
Travel and entertainment	5,340	-	46,688
Office and administration	31,148	10,428	100,460
Software and internet services	12,620	3,302	252,253
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	50,904	16,867	118,813
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	979,527	526,830	18,065,772

LOSS FROM OPERATIONS	(978,144)	(526,662)	(18,064,221)

OTHER INCOME (EXPENSES)
Other income	-	-	10,000
Gain on forgiveness of debt	28,761	-	28,761
Interest expense	(34,559)	(22,347)	(198,468)
TOTAL OTHER INCOME (EXPENSES)	(5,798)	(22,347)	(159,707)

LOSS BEFORE INCOME TAXES	(983,942)	(549,009)	(18,223,928)

INCOME TAXES	-	-	-

NET LOSS	$(983,942)	$(549,009)	$(18,223,928)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	33,074,953	31,850,442

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
			Additional		During	Stockholders'
	Number		Paid-in	Stock	Development	Equity
	of Shares	Amount	Capital	Options	Stage	(Deficit)
Initial issuance of common stock in
April 1990 for cash	1,678,080	$1,678	$822	$-	$-	$2,500

Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)

Balance, December 31, 1996	1,678,080	1,678	822	-	(3,200)	(700)

Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)

Balance, December 31, 1997	1,678,080	1,678	822	-	(4,250)	(1,750)

Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)

Balance, December 31, 1998	1,678,080	1,678	822	-	(5,525)	(3,025)

Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)

Balance, December 31, 1999	1,678,080	1,678	822	-	(7,100)	(4,600)

Issuance of common stock for services at an
average of $13.31 per share	976,000	976	12,978,724	-	-	12,979,700

Options issued for consulting fees	-	-	-	15,000	-	15,000

Issuance of common stock for acquisition of
Lucky Port Limited at an average of $1.56 per share	960,000	960	1,499,040	-	-	1,500,000

Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)	(13,275,236)

Balance, December 31, 2000	3,614,080	3,614	14,478,586	15,000	(13,282,336)	1,214,864

Options granted for consulting fees	-	-	-	41,600	-	41,600

Expiration of stock options	-	-	15,000	(15,000)	-	-

Issuance of common stock for services at an
average of $1.88 per share	28,044	28	52,472	-	-	52,500

Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)

Balance, December 31, 2001	3,642,124	3,642	14,546,058	41,600	(13,856,673)	734,627

Issuance of common stock for services at $0.25 per share	800,000	800	199,200	-	-	200,000

Issuance of common stock for accrued interest and
debt at $0.25 per share	2,876,376	2,876	716,218	-	-	719,094

Issuance of common stock for services
at $0.50 per share	140,000	140	69,860	-	-	70,000

Issuance of common stock for services
at $0.63 per share	140,000	140	87,360	-	-	87,500

Expiration of stock options	-	-	41,600	(41,600)	-	-

Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)

Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$-	$(16,153,430)	$(485,536)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Deficit Accumulated	Total
			Additional	During	Stockholders'
	Number		Paid-in	Development	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2002	7,598,500	$7,598	$15,660,296	$(16,153,430)	$(485,536)

Stock issued for convertible debt and accrued
interest at $0.16 per share	230,000	230	36,553	-	36,783

Stock issued for purchase of assets at $0.01 per share	24,000,000	24,000	114,000	-	138,000

Common stock issued for fractional shares	24	-	-	-	-

Net loss for year ending December 31, 2003	-	-	-	(537,547)	(537,547)

Balance, December 31, 2003	31,828,524	31,828	15,810,849	(16,690,977)	(848,300)

Stock issued for purchase of subsidiary	30,000	30	6,870	-	6,900

Stock issued for consulting services	70,000	70	16,030	-	16,100

Net loss for year ending December 31, 2004	-	-	-	(549,009)	(549,009)

Balance, December 31, 2004	31,928,524	31,928	15,833,749	(17,239,986)	(1,374,309)

Common stock issued for cash at $0.6625 per share	1,500,000	1,500	992,250	-	993,750

Common stock issued for consulting agreement at $0.45 per share	100,000	100	44,900	-	45,000

Net loss for year ending December 31, 2005	-	-	-	(983,942)	(983,942)

Balance, December 31, 2005	33,528,524	$33,528	$16,870,899	$(18,223,928)	$(1,319,501)

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
	Year Ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983,942)	$(549,009)	$(18,223,928)
Adjustments to reconcile net loss			-
to net cash used by operating activities:			-
Depreciation and amortization	88,159	87,169	526,248
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	45,000	16,100	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Increase (decrease) in:
Accrued interest	22,559	22,346	77,089
Accounts payable	(43,890)	2,650	15,457
Accounts payable, related party	(10,035)	21,575	71,716
Refund payable	-	-	2,400
Accrued salaries	340,959	350,000	1,390,959
Net cash used in operating activities	(541,190)	(49,169)	(1,248,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software and equipment	(6,011)	-	(211,852)
Net cash used in investing activities	(6,011)	-	(211,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	564	564
Payment of notes payable	(200,000)	-	(200,000)
Proceeds from notes payable - related party	-	209,788	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	993,750	-	996,250
Net cash provided by financing activities	793,750	210,352	1,869,154

Net increase (decrease) in cash	246,549	161,183	409,168

Cash, beginning of period	162,619	1,436	-

Cash, end of period	$409,168	$162,619	$409,168

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for convertible debt	$-	$-	$31,985
Stock issued for acquisition	$-	$6,900	$6,900

The accompanying notes are an integral part of these financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

The Company is in the development stage and as of December 31, 2005 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, and in 2005 the Company initiated its pay to play option on its internet game site (in order to qualify people for the pilot game shows produced in 2005), but neither activity was sufficient for recognition as an operating company. (See Note 8.)

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
DECEMBER 31, 2005

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $983,942 for the year ended December 31, 2005. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company has put technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to December 31, 2005, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same at December 31, 2005 and 2004 as there were outstanding 200,000 shares under convertible debt that were considered anti-dilutive.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

Concentration of Credit Risk
The Company maintains is bank accounts in Canada. Although the country and the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2005, the accounts owned by the Company that are denominated in U.S. dollars are not insured, therefore $378,865 and $143,185 was unisured at December 31, 2005 and 2004, respectively. The accounts denominated in Canadian dollars are insured up to $60,000 CAD, neither account has exceeded this limit.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

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

At December 31, 2005, the Company had net deferred tax assets of $1,650,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2005 and 2004. The significant components of the deferred tax asset at December 31, 2005 and December 31, 2004 were as follows:

	December 31, 2005	December 31, 2004

Net operating loss carryforward	$4,800,000	$3,800,000

Deferred tax asset	$1,650,000	$1,300,000
Deferred tax asset valuation allowance	(1,650,000)	(1,300,000)
Net deferred tax asset	$-	$-

At December 31, 2005, the Company has net operating loss carryforwards of approximately $4,800,000 which expire in the years 2020 through 2025. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments and $16,100 of losses for stock issued in 2004 for consulting services. In addition, in prior periods the Company recognized approximately $13,200,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to December 31, 2005 was an increase of $350,000, due to the increase in net operating losses.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired and accordingly recognized an impairment loss. In the years ended December 31, 2005 and 2004, the Company determined no further impairment of assets had occurred. See Note 3.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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
DECEMBER 31, 2005

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (" SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123(R)"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Revenue Recognition
The Company will recognize revenue from its website pay-to-play games as players sign up for memberships. The Company will also recognize their portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2005, no impairment of the Company's goodwill was deemed necessary.

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

During the years ended December 31, 2005 and 2004, the Company's amortization expense attributable to the remaining unimpaired website and software license and computer equipment was $87,169.

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
DECEMBER 31, 2005

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

Also during the year ended December 31, 2002, the Company issued a total of 280,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia Bingo game. 140,000 shares were valued at $0.50 per share and 140,000 shares were issued at $0.63 per share, the fair market value of the shares on the dates the contracts were signed.

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

During the year ended December 31, 2005, the Company issued 1,500,000 shares of common stock for cash of $0.6625 per share, or $993,750. The Company also issued 100,000 shares of common stock under the terms of a consulting agreement for $0.45 per share, or $45,000.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted with the exception of the stock issued pursuant to the software acquisition disclosed in Note 3. The fair market value for all transactions excluding those with related parties is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of December 31, 2005 and 2004, the Company has received an additional $99,250 from this related party, and interest of $34,267 and $22,357 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest was payable at 12% per annum, commencing on March 28, 2005 and was due on demand when the loan was called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2005, the Company repaid $10,780 of the outstanding amount. These expenses total approximately $65,000 and $75,000 at December 31, 2005 and 2004, respectively, and are included in " accounts payable - related party" in the accompanying financial statements.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of December 31, 2005 and 2004, interest of $25,544 and $14,895 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 7 - STOCK OPTIONS

All stock options issued prior to January 1, 2004 have expired.

During the years ended December 31, 2005 and 2004, the Company did not issue any additional options.

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
DECEMBER 31, 2005

Additional terms of the agreement include provisions for royalties to be paid to the Company in the event of the aforementioned television show being broadcast. The underlying royalty payment schedule includes a 20% increase in each of the four years that are included under this agreement. No royalties have been earned or received under this agreement.

BingoTV Net
On July 15, 2004, the Company entered into a licensing agreement with the Bingo TVNet Corporation for the development of the Trivia Bingo game in various arenas including the internet, interactive and standard television. The terms of the agreement state that Bingo TVNet will produce or sub-license to produce a version of the Trivia Bingo game show. The producer will assume all costs of production of the show. The Company will contribute 10% of its share of net revenues each month to a prize pool, from which the cash and other prizes will be paid.

In addition, the terms of the licensing agreement provide that the Company will receive a 5% royalty from merchandise and a 40% share of net revenues from the various games. The revenue share is to be calculated after the production cost (not to exceed $30,000) is deducted from net revenues. The amount of the production cost is to be distributed to the producer.

Westar TV Ltd.
On June 4, 2004 the Company entered into a licensing agreement with Westar TV Ltd, a corporation located in the Cayman Islands, for the production and distribution of the Trivia Bingo game in the territory of Bermuda. The Company will receive 50% of revenues, net of the cost of establishing the prize pool. Additionally, the Company will receive a 50% royalty on all merchandise sales in the territory.

As of December 31, 2005, Westar TV Ltd has not developed a game show and no revenues have been recognized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2005 and 2004, the Company has agreed to pay two of its officers annual salaries of $250,000 and $100,000 for their services to the Company. At December 31, 2005 and 2004 the Company has accrued $1,390,958 and $1,050,000 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

WorldWide-Exclusive Ltd.
On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, WorldWide), a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 30,000 shares of common stock with a fair market value of $6,900. The value of the stock was determined by the closing price on October 12, 2004.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

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
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide's operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2005 financial statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the January 1, 2002 of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2005, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

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

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

Name and Address	Age	Position(s)
Richard L. Wachter	53	President, Chief Financial Officer and a member of
Times Square, Provo		the Board of Directors
BWI, P. O. Box 663
Turks and Caicos Island

Michael Kabin	51	Secretary, Chief Executive Officer and a member of
Suite 1401 - 15 LaRose Avenue		the Board of Directors
Etobicoke, Ontario, Canada M9P1A7

Mr. Wachter has held his office/position since February 2001 and Mr. Kabin was appointed on November 28, 2005. Messrs. Wachter and Kabin are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Richard L. Wachter - President, Treasurer, Chief Financial Officer, and a member of the Board of Directors.

Since February 2001, Mr. Wachter has been our president, treasurer, chief financial officer and a member of the board of directors. Mr. Wachter has spent the last 23 years of his career in land and commercial real estate development. From June 1978 to July 1983, Mr. Wachter was the President of Future Care Ltd. located in Toronto, Ontario. Future Care Ltd. was engaged in the business of construction and development of retirement homes. From August 1984 to December 1995, Mr. Wachter was the C.E.O. and President of Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd., both of which were located in Toronto, Ontario. Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd. were respectively engaged in the development, management and operation of senior care facilities. In 1988 Mr. Wachter's executive abilities were recognized when he was nominated for entrepreneur of the year for Canada. Between 1992 to 1995 Mr. Wachter was designated in the Who's Who in Canadian Business as well as the international version of the Who's Who in 1994. Since May 1995, Mr. Wachter has been the President of The Bentley Group Ltd. located in the Turks and Caicos Island, British West Indies. The Bentley Group Ltd is engaged in the business of real estate and land development.

Michael Kabin - Secretary, Chief Executive Officer and a member of the Board of Directors.

On November 28, 2005, Mr. Kabin was elected as Secretary, Chief Executive Officer and a member of the Board of Directors of the Company. Since November 2000, Mr. Kabin has been self-employed as a marketing consultant to Firstbingo.com, assisting the Company in its day-to-day operations. Mr. Kabin is a graduate of the Haileybury School of Mines in 1976 and had successfully completed the Canadian Securities Course in 1984.

All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Mr. Wachter is engaged in other businesses. As such he will devote approximately 20% of his time to the operation of our business. Mr. Kabin will devote approximately 95% of his time to the operation of our business.

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

Compliance with Section 16 (a) of the Exchange Act

Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934, as amended with exception of Michael Kabin, our secretary and director who failed to file his initial Form 3 that was due on November 28, 2005. Mr. Kabin intends to file his Form 3 shortly.

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

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2003 through December 31, 2005, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)
Richard L. Wachter	2005	250,000	0	0	0	0	0	0
Current President and	2004	250,000	0	0	0	0	0	0
President in last fiscal year	2003	250,000	0	0	0	0	0	0

Michael Kabin	2005	9,050	0	0	0	0	0	0
Current Chief Executive	2004	0	0	0	0	0	0	0
Office, Secretary	2003	0	0	0	0	0	0	0

Thomas M. Sheppard	2005	90,950	0	0	0	0	0	0
resigned 11/28/2005	2004	100,000	0	0	0	0	0	0
	2003	100,000	0	0	0	0	0	0

Compensation was accrued but none was paid to any individual in his capacity as an officer through December 31, 2005. All options have expired.

We anticipate paying the following salaries in 2006:

Richard L. Wachter	President	$250,000
Michael Kabin	Chief Executive Officer	$100,000

Compensation of Directors

The following table sets forth the compensation paid by us from January 1, 2003 through December 31, 2005, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts
				(a)	(b)	(c)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Compen-
Position	Year	($)	($)	sation ($)	($)	SARs (#)	($)	sation ($)
Richard L. Wachter	2005	0	0	0	0	0	0	0
Current President, Chief Financial	2004	0	0	0	0	0	0	0
Officer and member of board	2003	0	0	0	0	0	0	0

Michael Kabin	2005	0	0	0	0	0	0	0
Current Chief Executive Officer,	2004	0	0	0	0	0	0	0
Secretary and member of board	2003	0	0	0	0	0	0	0

Thomas M. Sheppard	2005	0	0	0	0	0	0	0
Chief Executive Officer	2004	0	0	0	0	0	0	0
(resigned)	2003	0	0	0	0	0	0	0

As of our 2005 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

There were no grants of stock options in 2005 and there are currently no stock options outstanding. All options have expired.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest. The only conflict that we foresee is our officers' and directors' devotion of time to projects that do not involve us.

Employment Contracts

We have no employment contracts with Messrs. Wachter or Kabin.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2005, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Owned	Shares Owned
Richard L. Wachter
Times Square, Provo
BWI, P.O. Box 663
Turks and Caicos Island	-0-	0%

Michael Kabin
Suite 1401 - 15 LaRose Avenue
Etobicoke, Ontario, Canada M9P 1A7	-0-	0%

All Officers and Directors as a Group (2 persons)	-0-	0%

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 13, 2000, we entered into an oral agreement with the law firm of Harris & Harris to hire Paul R. LeBreux as our president, secretary, treasurer, and chief executive officer in consideration of $50,000 payable quarterly in advance and options to acquire 2,000,000 shares of common stock at an excise price of $1.00 per share expiring December 31, 2001. Upon his resignation as an officer and director of FirstBingo, Mr. LeBreux surrendered his aforementioned 2,000,000 options in lieu of receiving 400,000 options at an excise price of $0.75 per share expiring December 31, 2001. The options were adjusted to 4,000 as a result of the 1 for 25 reverse stock split that occurred on December 31, 2001 and expired on the same day.

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

On July 15, 2003, we purchased all intellectual property and trademarks from Ampang Investment Ltd. for 24,000,000 shares of our common stock.

The foregoing number of shares reflects the issuance of three additional shares of common stock for each one share outstanding as a stock dividend payable to shareholders of record on November 14, 2003.

On November 28, 2005, Thomas M. Sheppard resigned from his position of secretary, chief executive officer and a member of the board of directors.

On November 28, 2005, Michael Gerald Kabin was elected as secretary, chief executive officer and a member of the board of directors. He is to hold this office until the next annual proceedings or until his successor is duly elected or appointed, subject to our bylaws.

Certain consultants who received common stock options under our non-qualified stock option plan are also directors and stockholders. All options granted expired effective December 31, 2002. We also received uncollateralized advances from a related party to pay certain expenses. These unsecured advances bear no interest and are reflected in the financial statements as advances from shareholder.

We received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of December 31, 2005, 2004 and 2003, we received an additional $99,250 from this related party, and interest of $34,267 and $22,357 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

Our president has from time to time paid various expenses on our behalf we plan to reimburse him at such time as it is able. During the year ended December 31, 2005, we repaid $10,780 of the outstanding amount. These expenses total approximately $65,000 and $75,000 at December 31, 2005 and 2004, respectively.

During the year ended December 31, 2003, our president loaned us $78,950 in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, our president loaned an additional $9,787 under the same terms. As of December 31, 2005 and 2004, interest of $25,544 and $14,895 has been accrued and expensed, respectively.

In addition, we rented office space in 2003 from our chief executive officer on a month-to-month basis for CDN$1,000 (approximately US$750) plus miscellaneous expenses. From January to September 2004, the rent was CDN$500 (approximately US$410) We also owe this officer's legal firm approximately $6,700 in 2003 for consulting and legal fees.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2005. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $14,333 for the fiscal year ended December 31, 2004 and approximately $10,365 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended December 31, 2004 and for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2006.

FIRSTBINGO.COM
(Registrant)

BY:	RICHARD L. WACHTERs
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	MICHAEL KABIN
Michael Kabin, Secretary, Principal Executive Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

RICHARD L. WACHTER	President, Principal Financial Officer, and a	May 16, 2006
Richard L. Wachter	member of the Board of Directors

MICHAEL KABIN	Secretary, Principal Executive Officer and a	May 16, 2006
Michael Kabin	member of the Board of Directors