Form 10QSB/A
period 2006-03-31
FIRSTBINGO COM
filed 2006-05-26
CIK 1120285

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the amended quarterly period ended March 31, 2006

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

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
ASSETS	(unaudited)	2005
CURRENT ASSETS
Cash	$356,668	$409,168
Prepaids	3,100	-
TOTAL CURRENT ASSETS	359,767	409,168

OTHER ASSETS
Website and software license, net of accumulated amortization	21,793	43,585
Computer equipment	4,520	5,020
Goodwill	6,924	6,924
Total Other Assets	33,237	55,529

TOTAL ASSETS	$393,005	$464,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,451	$15,457
Accounts payable - related party	72,304	72,304
Accrued interest	82,729	77,089
Accrued salaries	1,469,234	1,390,959
Note payable - related party	187,989	187,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,873,707	1,781,798

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
33,528,524 shares issued and outstanding	33,528	33,528
Additional paid-in capital	16,870,896	16,870,899
Accumulated deficit during development stage	(18,387,526)	(18,223,928)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,483,102)	(1,319,501)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$393,005	$464,697

See accompanying notes to consolidated interim financial statements

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,			Period from March 30, 1990 (Inception) to March 31,
	2006		2005	2006
	(unaudited)		(unaudited)	(unaudited)
REVENUES	$-		$-	$1,551

COST OF REVENUES	-		-	-

GROSS PROFIT	-		-	1,551

EXPENSES
Amortization and depreciation	22,292		21,792	548,540
Consulting fees	27,000		252	4,086,447
Directors' fees	-		-	1,252,600
Officers' salaries	87,500		87,500	1,688,459
Salaries - sales and office	-		-	76,625
Filing fees	125		1,100	16,192
Marketing and public relations	-		-	8,419,618
Legal and professional fees	11,080		448	272,308
Travel and entertainment	-		-	46,688
Office and administration	8,423		6,987	108,883
Software and internet services	1,538		10,639	253,791
Trade show expenses	-		-	37,492
Trivia bingo development	-		2,386	22,274
Pilot development	-		-	118,813
Loss on impairment of software	-		-	1,275,000
TOTAL OPERATING EXPENSES	157,958		131,104	18,223,730

LOSS FROM OPERATIONS	(157,958)		(131,104)	(18,222,179)

OTHER INCOME (EXPENSES)
License income	-		-	10,000
Gain on forgiveness of debt	-		-	28,761
Interest expense	(5,640)		(5,837)	(204,108)
TOTAL OTHER INCOME (EXPENSES)	(5,640)		(5,837)	(165,347)

LOSS BEFORE INCOME TAXES	(163,598)		(136,941)	(18,387,526)

INCOME TAXES	-		-	-

NET LOSS	$(163,598)		$(136,941)	$(18,387,526)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	33,528,524		31,928,524

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

At March 31, 2006, we had negative working capital of $1,513,937 compared to negative working capital of $1,624,736 at March 31, 2005. This was a result of an increase in accrued salaries, along with a decrease in notes payable and accounts payable. Accounts payable decreased from $141,092 on March 31, 2005 to $95,755 March 31, 2006.

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

Current assets increased from $140,212 at March 31, 2005 to $359,768 at March 31, 2006. Current liabilities at March 31, 2005, were $1,764,948. These liabilities increased at March 31, 2006, to $1,863,704.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of May, 2006.

FIRSTBINGO.COM
(Registrant)

BY:	RICHARD L. WACHTER
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	MICHAEL KABIN
Michael Kabin, Secretary, Principal Executive Officer and a member of the Board of Directors