Form 10QSB
period 2006-06-30
FIRSTBINGO COM
filed 2006-08-08
CIK 1120285

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
ASSETS	(unaudited)	2005
CURRENT ASSETS
Cash	$307,740	$409,168
Prepaids	5,067	-
TOTAL CURRENT ASSETS	312,807	409,168

OTHER ASSETS
Website and software license, net of accumulated amortization	-	43,585
Computer equipment	4,022	5,020
Goodwill	6,924	6,924
Total Other Assets	10,946	55,529

TOTAL ASSETS	$323,753	$464,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$25,885	$15,457
Accounts payable - related party	72,304	72,304
Accrued interest	88,368	77,089
Accrued salaries	1,532,733	1,390,959
Note payable - related party	187,989	187,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,945,279	1,781,798

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
33,528,524 shares issued and outstanding	33,528	33,528
Additional paid-in capital	16,870,899	16,870,899
Accumulated deficit during development stage	(18,528,353)	(18,223,928)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,623,926)	(1,319,501)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,753	$464,697

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended June 30,		Six Months Ended June 30,		Period from March 30, 1990 (Inception) to June 30,
		2006	2005	2006	2005	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$1,373	$-	$1,373	$1,551

COST OF REVENUES		-	-	-	-	-

GROSS PROFIT		-	1,373	-	1,373	1,551

EXPENSES
Amortization		22,292	21,792	44,584	43,584	570,832
Consulting fees		-	-	27,000	252	4,086,447
Directors' fees		-	-	-	-	1,252,600
Officers' salaries		87,500	87,500	175,000	175,000	1,775,959
Salaries - sales and office		-	23,415	-	23,415	76,625
Filing fees		-	6,452	125	7,552	16,192
Marketing and public relations		-	312,010	-	312,010	8,419,618
Legal and professional fees		14,818	9,686	25,898	10,134	287,126
Travel and entertainment		-	-	-	-	46,688
Office and administration		9,544	9,861	17,967	16,848	118,427
Software and internet services		1,034	-	2,572	10,639	254,825
Trade show expenses		-	-	-	-	37,492
Trivia bingo development		-	8,750	-	11,136	22,274
Pilot development		-	-	-	-	118,813
Loss on impairment of software		-	-	-	-	1,275,000
TOTAL OPERATING EXPENSES		135,188	479,466	293,146	610,570	18,358,918

LOSS FROM OPERATIONS		(135,188)	(478,093)	(293,146)	(609,197)	(18,357,367)

OTHER INCOME (EXPENSES)
Other income			-		-	10,000
Gain on forgiveness of debt			-		-	28,761
Interest expense		(5,639)	(5,640)	(11,279)	(23,279)	(209,747)
TOTAL OTHER INCOME (EXPENSES)		(5,639)	(5,640)	(11,279)	(23,279)	(170,986)

LOSS BEFORE INCOME TAXES		(140,827)	(483,733)	(304,425)	(632,476)	(18,528,353)

INCOME TAXES		-	-	-	-	-

NET LOSS		$(140,827)	$(483,733)	$(304,425)	$(632,476)	$(18,528,353)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		33,528,524	33,294,080	33,528,524	32,611,302

See accompanying condensed notes to consolidated interim financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Period from March 30, 1990 (Inception) to June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304,425)	$(632,476)	$(18,528,353)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	44,584	43,584	570,832
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	45,000	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Increase (decrease) in:
Prepaids	(5,067)	-	(5,067)
Decrease (increase) in:		-
Accrued interest	11,279	11,279	88,368
Accounts payable	10,428	(14,808)	25,885
Accounts payable, related party	-	(3,099)	71,716
Refund payable	-	-	2,400
Accrued salaries	141,773	175,000	1,532,732
Net cash used in operating activities	(101,428)	(375,520)	(1,349,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	-	(211,852)
Net cash used in investing activities	-	-	(211,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of advance from shareholder	-	-	(200,000)
Payment of notes payable - related party	-	(200,000)	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	-	993,750	996,250
Net cash provided by financing activities	-	793,750	1,869,154

Net increase (decrease) in cash	(101,428)	418,230	307,740

Cash, beginning of period	409,168	162,619	-

Cash, end of period	$307,740	$580,849	$307,740

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Trivia Bingo Software	$-	$-	$13,450,800
Services paid by issuance of stock	$-	$45,000	$56,600
Services paid by issuance of stock options	$-	$-	$1,500,000
Stock issued for computer software	$-	$-	$614,366
Stock issued for debt	$-	$-	$104,728
Stock issued for accrued interest	$-	$-	$31,985
Stock issued for convertible debt	$-	$-	$6,900
Stock issued for acquisition

See accompanying condensed notes to consolidated financial statements.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $304,425 for the six months ended June 30, 2006 and has no revenues. The future of the Company is dependent upon future profitable operations from the commercial success or licensing and distribution of trivia bingo in the form of its internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will,

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be at least $384,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide the funds required to fund internal growth and fully implement its business plan.

Recent Accounting Pronouncement

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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
June 30, 2006

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

NOTE 3 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company will depreciate these assets using the straight-line method over their useful lives, estimated to be 5 years. Depreciation expense for the six months ended June 30, 2006 was $999.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of June 30,, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $52,133 and $40,221 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest is payable at 12% per annum, commencing on March 28, 2005 and is due on demand when the loan is called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The Company's president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During 2005, the Company repaid $10,780 of the outstanding amount.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of June 30, 2006 and 2005, interest of $30,868 and $20,219 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

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

To become profitable and competitive, we must continue to operate our web-site and sell advertising on it. We continue to seek equity financing to provide for the capital required to promote our website.

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

The revenues generated previous to June 2006, were in 2005 and in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations. Revenue from operations has been minimal, ($1,551).

At June 30, 2006, we had negative working capital of $1,632,473 compared to negative working capital of $1,059,728 at June 30, 2005. This was a result of an increase in accrued salaries, along with a decrease in notes payable and accounts payable. Accounts payable decreased from $123,779 on June 30, 2005 to $98,189 June 30, 2006.

At June 30, 2006 and 2005 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

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

At June 30, 2006 and 2005 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 9.6 months.

Current assets decreased from $580,849 at June 30, 2005 to $312,807 at June 30, 2006. Current liabilities at June 30, 2005, were $1,640,577. These liabilities increased at June 30, 2006, to $1,945,279.

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

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2006.

FIRSTBINGO.COM
(Registrant)

BY:	RICHARD L. WACHTER
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	MICHAEL KABIN
Michael Kabin, Secretary, Principal Executive Officer and a member of the Board of Directors