Form 10QSB
period 2006-09-30
SOUTH SHORE RESOURCES, INC.
filed 2006-11-14
CIK 1120285

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission File Number: 000-31289

SOUTH SHORE RESOURCES, INC.
 formerly FirstBingo.com
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

SOUTH SHORE RESOURCES, INC
FORMERLY FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
ASSETS	(unaudited)	2005
CURRENT ASSETS
Cash	$278,396	$409,168
Prepaids	1,034	-
TOTAL CURRENT ASSETS	279,430	409,168

OTHER ASSETS
Website and software license, net of accumulated amortization	-	43,585
Computer equipment, net of accumulated amortization	3,522	5,020
Goodwill	6,924	6,924
Total Other Assets	10,446	55,529

TOTAL ASSETS	$289,876	$464,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,830	$15,457
Accounts payable - related party	72,304	72,304
Accrued interest	94,008	77,089
Accrued salaries	1,611,234	1,390,959
Note payable - related party	187,989	187,989
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	2,027,365	1,781,798

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $.001 par value;
3,352,852 shares issued and outstanding	3,353	3,353
Additional paid-in capital	16,901,074	16,901,074
Accumulated deficit during development stage	(18,644,316)	(18,223,928)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,739,889)	(1,319,501)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$289,876	$464,697

See accompanying notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES, INC
FORMERLY FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 30, 1990 (Inception) to September 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$10	$-	$1,383	$1,551

COST OF REVENUES	-	3,745	-	14,882	-

GROSS PROFIT (LOSS)	-	(3,735)	-	(13,499)	1,551

EXPENSES
Amortization	500	22,283	45,084	65,867	571,332
Consulting fees	-	-	27,000	252	4,086,447
Directors' fees	-	-	-	-	1,252,600
Officers' salaries	87,500	87,500	262,500	262,500	1,863,459
Salaries - sales and office	-	12,485	-	35,900	76,625
Filing fees	-	907	125	8,459	16,192
Marketing and public relations	-	62,624	-	374,634	8,419,618
Legal and professional fees	11,278	9,247	37,176	19,380	298,404
Travel and entertainment	-	1,997	4,029	1,997	50,717
Office and administration	5,982	6,176	23,949	23,024	124,409
Software and internet services	1,034	1,981	3,606	12,620	255,859
Trade show expenses	-	-	-	-	37,492
Trivia bingo development	-	-	-	-	22,274
Pilot development	-	-	-	-	118,813
Loss on impairment of software	-	-	-	-	1,275,000
TOTAL OPERATING EXPENSES	106,294	205,200	403,469	804,633	18,469,241

LOSS FROM OPERATIONS	(106,294)	(208,935)	(403,469)	(818,132)	(18,467,690)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	10,000
Gain on forgiveness of debt	-	-	-	-	28,761
Interest expense	(5,640)	(5,640)	(16,919)	(28,919)	(215,387)
TOTAL OTHER INCOME (EXPENSES)	(5,640)	(5,640)	(16,919)	(28,919)	(176,626)

LOSS BEFORE INCOME TAXES	(111,934)	(214,575)	(420,388)	(847,051)	(18,644,316)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(111,934)	$(214,575)	$(420,388)	$(847,051)	$(18,644,316)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.06)	$(0.13)	$(0.26)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	3,352,852	3,352,852	3,352,852	3,292,154

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES, INC
FORMERLY FIRSTBINGO.COM
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Period from March 30, 1990 (Inception) to September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(420,388)	$(847,051)	$(18,644,316)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization	45,084	65,867	571,332
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	45,000	13,450,800
Services paid by issuance of common stock options	-	-	56,600
Accrued interest paid by issuance of common stock	-	-	109,525
Increase (decrease) in:
Prepaids	(1,034)	-	(1,034)
Decrease (increase) in:		-
Accrued interest	16,919	16,919	94,008
Accounts payable	8,372	(13,745)	23,830
Accounts payable, related party	-	(10,035)	71,716
Refund payable	-	-	2,400
Accrued salaries	220,275	262,500	1,611,234
Net cash used in operating activities	(130,772)	(480,545)	(1,378,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(6,011)	(6,011)
Purchase of software	-	-	(205,842)
Net cash used in investing activities	-	(6,011)	(211,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of advance from shareholder	-	-	(200,000)
Payment of notes payable - related party	-	(200,000)	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	-	993,750	996,250
Net cash provided by financing activities	-	793,750	1,869,154

Net increase (decrease) in cash	(130,772)	307,194	278,396

Cash, beginning of period	409,168	162,619	-

Cash, end of period	$278,396	$469,813	$278,396

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for debt	$-	$-	$614,366
Stock issued for accrued interest	$-	$-	$104,728
Stock issued for convertible debt	$-	$-	$31,985
Stock issued for acquisition	$-	$-	$6,900

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(FORMERLY FIRSTBINGO.COM)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

South Shore Resources, Inc., formerly FirstBingo.com, (hereinafter "the Company"), was incorporated in March 1990 under the laws of the State of Nevada (as Vista Medical Terrace Inc.) for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company's change in primary focus to the offering of interactive online internet entertainment and game playing. The Company's operations are located in Toronto, Ontario. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation.

During the year ended December 31, 2004, the Company acquired WorldWide-Exclusive LTD., a privately held Canadian corporation through the issuance of 30,000 shares of FirstBingo.com's common stock with a fair market value of $6,900.

On October 10, 2006 the Company changed its name to South Shore Resources, Inc. to reflect a change in the primary focus from interactive online internet entertainment and game playing to oil and gas refining technology. See Note 6.

The Company is in the development stage and as of December 31, 2005 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

SOUTH SHORE RESOURCES INC.
(FORMERLY FIRSTBINGO.COM)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of South Shore Resources Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $420,388 for the nine months ended September 30, 2006 and had no revenues. The future of the Company is dependent upon future profitable operations from the commercial success or licensing and distribution of trivia bingo in the form of its internet game, television game show and/or stand alone video game. The Company is currently putting technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to September 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be at least $384,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the registration fees for online qualification for the television game show. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide the funds required to fund internal growth and fully implement its business plan.

SOUTH SHORE RESOURCES, INC.
(FORMERLY FIRSTBINGO.COM)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", (hereinafter "FIN 48")which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

SOUTH SHORE RESOURCES, INC.
(FORMERLY FIRSTBINGO.COM)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 4 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company is depreciating these assets using the straight-line method over their useful lives, estimated to be 5 years. Depreciation expense for the nine months ended September 30, 2006 was $1,499.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 287,638 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $55,110 and $43,200 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

SOUTH SHORE RESOURCES, INC.
(FORMERLY FIRSTBINGO.COM)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2006 and 2005, interest of $33,530 and $22,881 has been accrued and expensed, respectively. The balances are included in "notes payable - related party" and "accrued interest" in the accompanying financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On October 6, 2006, the Company entered into an agreement with MemPore Corp. for an exclusive six month license to market a membrane separation technology for the refining of heavy crude oil into light sweet crude oil. At this time, the Company is not obligated to pay MemPore Corp. for any technology. If MemPore develops specific prototypes for the Company, then they would be obligated to pay certain fees. The agreement is in effect until March 31, 2007.

On October 10 ,2006 the Company's board of Directors finalized a stockholder approved 1 for 10 reverse stock split. The financial statements and notes have been corrected to reflect this stock split as if it had occurred at inception and all share amounts have been recalculated to reflect this reverse split.

At the same time, the Company also approved a name change to South Shore Resources Inc. This change is to better reflect a change in the main focus of the Company's future business. The Company is in the process of changing its business focus to include primarily oil and gas refining technology. The Company will continue with its current business regarding the Trivia Bingo game (including internet and television formats), but its primary focus will be on oil and gas refining. All references in the financial statements to "the Company" now refers to South Shore Resources, Inc. and its subsidiaries.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are a development stage corporation which has generated minimal revenues from business operations to date.

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

On July 5, 2006 our Board of Directors unanimously approved and recommended that the stockholders approve, and on October 10, 2006, the Majority Stockholders approved an amendment to the Articles of Incorporation to effect a one for ten reverse stock split of our common stock. The Board of Directors determined that by reducing the number of shares outstanding of our common stock, the market price per share will appear more attractive to potential investors. All references in this filing and in the financial statements to share amounts have been corrected to reflect the reverse split.

Further, on October 10, 2006 the Majority Stockholders approved the change of the name of the Company to South Shore Resources, Inc. Our Board of Directors believes it is desirable to change to "South Shore Resources Inc" to better reflect the nature of our proposed business, which is the acquisition of an interest in certain oil and gas technology. We have currently negotiated with an unaffiliated third party an exclusive license to market a membrane separation technology for the refining of heavy crude oil into light sweet crude oil which may be comparable to the salt water desalination process. This exclusively licensed technology will allow us to operate our own refining facility or sub-license the technology to third parties. Although there has been interest, no definitive commitments either oral or written have been obtained by us and there is no assurance we will ever enter into a licensing agreement with a third party.

Further it is our intent to continue to explore avenues of distribution for the taped productions of the TV TriviaBingo gameshow to interested networks worldwide.

We do not intend to hire additional employees at this time.

Limited Operating History; Need for Additional Capital

We are a development stage corporation and have generated minimal revenues from operations to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the further development of our technology, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must market our oil and gas technology. We continue to seek equity financing to provide for the capital required to market our technology.

Our oil and gas technology is a membrane separation technology used for the refining of heavy crude oil into light sweet crude oil which may be compared to the salt water desalination process.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue to further update and develop our game and/or web-site. Additional equity financing may result in additional dilution to existing shareholders.

Results of Operations

Since January 1, 2000

We are continuing to develop our Internet Bingo game and our web-site. Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 71,909 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard Lyle Wachter, our President and Chief Financial Officer. On October 06, 2006, we expanded our business operations to include an exclusive licensing agreement to market a membrane separation technology for the refining of heavy crude oil into light sweet crude oil, which will allow us to operate our own refining facility or sub-license the technology to third parties.

The revenues generated previous to September 2006, were in 2005 and in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations. Revenue from operations has been minimal, ($1,551).

At September 30, 2006, we had negative working capital of $1,747,935 compared to negative working capital of $1,258,031 at September 30, 2005. This was a result of an increase in accrued salaries, along with a decrease in notes payable and accounts payable. Accounts payable decreased from $117,906 on September 30, 2005 to $96,133 September 30, 2006.

At September 30, 2006 and 2005 our primary asset was cash and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

It is our intention to derive our operating revenues from the following sources:

  advertising campaigns on its website, including merchandising its products;
  the sale of CD ROMS and our "board game";
  launching our television game show.
  licensing and marketing of a membrane separation technology for the refining of heavy crude oil into light sweet crude oil. This exclusively licensed technology will allow us to generate revenues from the operation of our own refining facility or from sub-licensing the technology to third parties.

In 2000, we issued a total of 610,000 shares of common stock in director, consulting and marketing fees valued $12,978,700. 185,000 shares were issued to Sharpe Capital for marketing and public relations; 400,000 shares were issued to Ampang Investments for consulting; and, 25,000 shares were issued to Marco Stifani, Michael DeMarco and Edgar Clark, former directors, as director's fees.

Fiscal September 30, 2006 Compared to Fiscal September 30, 2005

At September 30, 2006, we had negative working capital of $1,747,935 compared to negative working capital of $1,258,031 at September 30, 2005. This was a result of an increase in accrued salaries, along with a decrease in notes payable and accounts payable. Accounts payable decreased from $117,906 on September 30, 2005 to $96,133 on September 30, 2006.

At September 30, 2006 and 2005 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 8.7 months.

Current assets decreased from $469,813 at September 30, 2005 to $279,429 at September 30, 2006. Current liabilities at September 30, 2005, were $1,727,844. These liabilities increased at September 30, 2006, to $2,027,364.

We have generated minimal revenues from our membership based TriviaBingo game and our web-site , but we continue to accrue expenses as though we were generating revenues.

Effects of Inflation

Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

The Company will recognize revenues received from the marketing of its membrane technology to oil producing companies and refineries.

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

PART II.   OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibits	Item Description
3.1	Amended Articles of Incorporation
10.1	Technology Option Agreement between us and MemPore Corp.
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2006.

SOUTH SHORE RESOURCES, INC.
(Registrant)

BY:	RICHARD L. WACHTER
Richard L. Wachter, President, Principal Financial Officer and a member of the Board of Directors

BY:	MICHAEL KABIN
Michael Kabin, Secretary, Principal Executive Officer and a member of the Board of Directors