Form 10KSB
period 2006-12-31
SOUTH SHORE RESOURCES INC.
filed 2007-04-16
CIK 1120285

===========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

SOUTH SHORE RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

Times Square, P.O. Box 663, Leeward Highway
Providenciales, Turks & Caicos Islands
British West Indies
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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]   NO [X]

===========================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,704,899 as of December 31, 2006.

Number of shares outstanding of the registrant’s class of common stock, as of December 31, 2006 was 7,825,049.

The Company recorded no revenues for its most recent fiscal year ended December 31, 2006.

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	3
Item 2. Description of the Properties	16
Item 3. Legal Proceeding	16
Item 4. Submission of Matters to a Vote of Security Holders	16

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matter	16
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of
Operation	18

PART III
Item 7. Financial Statements and Supplementary Data	24
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure	43
Item 8A. Controls and Procedures	43
Item 8B. Other Information	43
Item 9. Directors, Executive Officers, Promoters and Control Persons	43
Item 10. Executive Compensation	46
Item 11. Security Ownership of Certain Beneficial Owners and Management	48
Item 12. Interest of Management and Others in Certain Transactions	49

PART IV
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K	50
Item 14. Principal Accountant Fees and Services	51

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

     On June 28, 1999, we forward split our shares of common stock on a 2 for 1 basis.

     On December 31, 2001, we reverse split our shares on the basis of 1 for 25.

     On November 14, 2003, we issued three additional shares of common stock for each one share outstanding as a stock dividend.

     On November 1, 2006, we reverse split our shares on the basis of 1 for 10 and changed our name from FirstBingo.Com to South Shore Resources Inc. to reflect a change in our primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

General

     We have negotiated with Mempore Corporation Inc. an exclusive license to market its membrane separation technology for the refining of heavy crude oil into light sweet crude oil.

     We have also developed a game called "Trivia Bingo" and website to play Trivia Bingo. Trivia Bingo is played over the Internet and is available to anyone with Internet access. We have generated minimal revenues to date from Trivia Bingo and have placed in abeyance the Trivia Bingo Division.

INTRODUCTION
Oil Separation Division

     We are a marketing company engaged in the business of developing and commercializing an exclusively licensed proprietary membrane separation technology owned by Mempore Corporation of Ottawa, Ontario, Canada. The membrane is used in for the “upgrading” of heavy crude oil into light crude oil.

     Mempore Corporation Inc. was founded by Mr. Oleh Kutowy of Ottawa, Ontario, Canada. Mr. Kutowy invented the innovative membrane separation technology.

     The markets for the proprietary technology membrane units are crude oil producers and refiners. The technology operates at low temperatures which allows for the considerable reduction of emission gases into the atmosphere. Because the technology is expected to decrease emission gases in the refining of crude oil and at the same time reduce theses gases in a cost-effective manner, the successful commercialization of the technology can be anticipated to produce economic benefits to future customers in these markets.

License with Mempore Corporation

     We have negotiated with Mempore Corporation of Ottawa, Ontario, Canada an exclusive license to market their membrane separation technology for the refining of heavy crude oil into light sweet crude oil. Mempore will receive a minimum of 15% to a maximum of 25 % of the net revenues the Company receives in it's dealings in any arrangement utilizing the Mempore System Membrane Technology.

     South Shore has capitalized approximately $25,000 in Development Costs to Mempore for the construction of a working prototype membrane module. It is currently being constructed by Mempore Corp. and will be utilized by South Shore to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

General Products
General Description of Our Technology

     The key to this technology is the use of membranes under a consistent pressure at low temperatures (no burning) with the collection of permeate, (which goes through the membrane) and the collection of concentrate, (which goes by the membrane).

Low Temperature Oil Refining with Mempore Membranes

     First the crude oil storage tank begins draining into a feed pump and into the membrane module. As the crude oil flows past the membrane plate it is fed continuously out and back in again with a circulation pump to keep the desired pressure and flux over the surface of the membrane. Desired particles permeate through the membrane in the form of clean light sweet crude and collect at the bottom of the module. From here the permeate continues into a storage tank or absorption tower, meanwhile the leftover concentrate of sulphur, sodium, tar, wax, metal and other undesirable elements are filtered through a drain while the crude continuously circulates back to the membrane module.

The Membrane

     The membrane starts out as a casting solution which consists of a polymer, in a solvent and a core forming additive. The additive is there so it can be leached out later with water and the pores are formed. The casting solution layer is spread to about one ten thousandth of an inch thick onto the back of a porous material which is used as a support structure. This is then placed into water where the solution which is hydrophilic (has a strong affinity to water) and the solvent leaves, the water comes into this thin layer and as the water comes in the polymer precipitates. The additive stays for a specified time and is also water soluble. After curing the additive will also leach out. The membrane is an extremely thin plastic sheet with tiny molecularly sized pores with everything else being a support structure in order that you can put pressure on the top and not have it collapse. The membrane is placed into the plate and frame module and then placed into a pressure vessel where you apply pressure. The heavy crude is then fed over the membrane. Whatever goes through the membrane is collected as permeate and whatever goes over the membrane is collected as concentrate.

Overview of Commercialization Activities

     We have been assisting in the development and commercializing of Mempore’s membrane technology on an ongoing basis since the transformation of our business and name change to South Shore Resources Inc. in November 2006. Testing has been done through Mempore’s in-house facilities and analysis of samples will be completed through independent third parties. Testing has been limited to samples of crude oil refined in a laboratory setting. Substantially all development work to date has been conducted by Mr. Oleh Kutowy of Mempore Corporation. We continue to assist in conducting the testing in-house. We are preparing marketing materials and an informative website to develop leads to the key players in our targeted industries and for the viewing of our past, present and future shareholders. We plan to attend technical tradeshows to increase the awareness of our membrane separation technology.

Status of Prototype Products and Inventory

     In December 2006, we capitalized approximately $25,000 to Mempore Corporation for the construction of a prototype unit for demonstration. When the unit has been completed, we plan to demonstrate it to oil producers and refiners internationally which have already expressed serious interest in observing the working model. We anticipate completion of the prototype unit prior to May 31, 2007. It is estimated that this unit will refine at a rate of five to eight U.S. barrels per day.

The Market for Our Technology
The Oil Producer and Refinery Market

     Our processing units are expected to provide economic benefits for oil producers and refineries utilizing these units. These benefits include:

1.	The technology operates at substantially lower temperatures and pressures, removing the need for much of the complex, expensive hardware in traditional refineries.

2.	Due to these lower temperatures and pressures, energy consumption is reduced. Operating costs and maintenance costs may be reduced by 50% or more.

3.

Volumes out (yields) are estimated to be from 20% to 50% higher than the traditional process produces. For every 1.0 barrels of heavy crude in, traditional refineries produce approximately 0.8 barrels of light sweet crude. The SSR Inc. process, using the proprietary membrane technology, is projecting to produce anywhere from 0.95 to 1.0 barrels out, depending on the characteristics of the crude. This increases profits and maximizes the efficient use of petroleum supplies.

4.	This new technology takes place using membranes and involves the use of no catalysts.

5.	There is no coking (burning) and the technology can process bottoms, heavy oil, extra heavy oil (bitumen), and light oil.

6.	Profit margins are projected to greatly increase.

7.	Initial construction time is reduced.

8.	Harmful environmental emissions are reduced.

Geographic Scope of Our Market

     The potential markets for our technology include countries with significant oil producing or oil refining activities. We anticipate conducting business in these countries in the future. These activities may be conducted by us directly, through partners, licensees or other third parties, in connection with the commercialization of our technology.

Competitive Business Conditions

     We are a new entrant in the market for development and sale of upgrading technology to the oil industry. We face well established and well funded competition from a number of sources. Our competitors in this area include oil companies, oil refineries and manufacturers of conventional oil refinery equipment. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Because of their experience and greater research and development capabilities, our competitors might succeed in developing and commercializing new competing technologies or products which would render our technology or product obsolete or non-competitive. Our membrane separation units, are intended to operate in conjunction with traditional refinery equipment, are expected to provide additional upgrading benefits at a substantially reduced capital and operating cost compared to conventional refining operations. These units are also expected to provide a cost-effective method for oil producers to upgrade their crude oil prior to its sale to refiners. We believe that with the technology provided by Mempore and our know-how, that this will provide us with a significant competitive advantage over other companies seeking to commercialize new methods of refining heavy crude which may be more cost-effective or more efficient than the methods which are currently commercially available.

Patents

We are not aware of any patents (re: the membrane formula).

The membrane solution is a trade secret similar to that of Coca Cola.

Dependence on One or a few Major Customers

We do not depend on any one or a few major customers.

Government Approval, Regulations and Compliance

     There are no known issues pertaining to government approval, regulations or compliance with any of the technologies or equipment we market.

Research and Development Over The Last Two Fiscal Years

     In 2006, we have capitalized approximately $25,000 in development costs to Mempore for the construction of a working prototype membrane module. The prototype membrane module is currently being constructed by Mempore Corp. and will be used by us to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

Costs and effects of Compliance with Environmental Laws and Regulations

     Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, our business and prospects could be adversely affected.

TRIVIA BINGO DIVISION

     Our Trivia Bingo Division is divided into two subdivisions. One subdivision is an Internet Trivia Bingo game played on the Internet. The other subdivision is a television game show.

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

     We have completed the development of our Internet Trivia Bingo game and Trivia Bingo is now operational for the Internet. We will continue refine and revise our software application. Thereafter, we will begin recruiting advertisers to the website. Our main website is at www.FirstBingo.com. We also maintain a second website at www.triviabingo.com which is used as a feeder page to the main website.

Registration for Internet Bingo

     Members already registered with us will click on the “Player” icon and when prompted enter their user name and password. New members will be prompted to click on the “New Player” icon to register as a new player. Members must register in order to be eligible for the cash and prizes and to qualify for an opportunity to participate on television Trivia Bingo.

The Website

     Our website is accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with “point and click” interactively.

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

     To assist a member in achieving a BINGO, all of the squares in the third row and all of the squares in the column under the letter “N” are covered squares. However, unlike traditional Bingo, the squares are not covered with pennies or blotters, but rather with an advertiser’s logo. Advertising logos form what is known as the “Magic Cross”. The “Magic Cross” effectively divides the BINGO card into four separate quadrants.

     We randomly generate additional squares that contain an advertiser’s logo in each of the four quadrants. The random generation of additional covered squares (i.e. squares that contain an advertiser’s logo) result in an instant cash or prize giveaway to the member. After the random generation of additional squares occurs, all of the squares that form a BINGO line (i.e. a vertical, horizontal or diagonal line) could be occupied with an advertiser’s logo in which case the member is an instant winner. This is known as an Instant Win Card.

     If the member does not have an Instant Win Card, the player moves to the Trivia Challenge phase of the game.

Trivia Challenge

     Correctly answering a trivia question allows a member to convert an open square (a square that does not contain an advertiser’s logo) to a covered square (a square containing an advertiser’s logo). By covering certain squares the player can achieve a Bingo. A Bingo is achieved when the covered squares (a square containing an advertiser’s logo) form a vertical, horizontal or diagonal line. Each time a Bingo is achieved the member is credited with 1,000 FirstBingo points.

     To convert an open square to a covered square, the member selects the open square of his or her choice by clicking on it with the mouse.

     The trivia question associated with the selected open square is revealed. The member is now given 15 seconds to select the correct answer from four multiple choice answers. The answer is chosen by clicking on the chosen response with the mouse. If the answer is right the number on the open square is replaced by an advertiser’s logo (indicating a covered square). If the answer is incorrect, the open square will remain open and the member will receive one strike. If the member gets three strikes before achieving a full card, the game ends. A member may receive multiple Bingos on one card. Each Bingo will result in the member receiving 1,000 FirstBingo points. A member may also receive advertiser’s points for converting an open square to a covered square. It is anticipated that advertiser’s points may be exchanged for various prize giveaways.

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

Compatibility

     Our Internet Trivia Bingo utilizes a Macro Media-based front-end, which means, unlike numerous other websites, no download is required. Using Macro MediaI technology, download time is less than 10 seconds and there is no special installation procedure.

     By utilizing Macro MediaI technology, Internet Trivia Bingo will be compatible on MacIntosh, Windows 95/98/2000, Windows NT, Linux and future WebTV computers.

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

Revenues

     First and foremost we are a pay to play and advertiser/sponsor supported website. We plan to generate future revenues from members paying to compete and the sale of advertising space (i.e. advertiser’s logos), which appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on its Internet web site nor have we secured any sponsorship for our television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

     In addition, we plan to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

Trivia Bingo CD Game

     We are developing a CD game version of Internet Trivia Bingo. The CD game version will be similar to the Internet Trivia Bingo version. No cash or prize giveaways will be awarded to members of the CD game. The CD game is in a conceptual stage. We do not know if and when the CD will be created or when a prototype will be started. No CD’s have been developed. We do not know what the cost of production will be or when the CD game will be available sale. There is no assurance that any CDs will ever be created or sold.

Trivia Bingo Video Terminals

     We are in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit members to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

     The second test model, the Slot Machine Video Terminal will be a stand-alone slot machine featuring Bingo. The Trivia Bingo card will be created in essentially the same fashion as the Bingo card in Internet Trivia Bingo, other than a covered square will be shaded red (as opposed to containing an advertiser’s logo) and an open square will be shaded in blue. The “Magic Cross” effectively divides the Bingo card into four separate quadrants. Each quadrant will contain four Bingo squares containing a specific number. The four squares in each of the four quadrants will be shaded in either red or blue depending upon whether the BINGO number that appears in the square is an appropriate number for the proper BINGO letter (i.e. a number from 1-15 under the letter B, a number from 16-30 under the letter I, a number from 31-45 under the letter N a number from 46-60 under the letter G or a number from 61-75 under the letter O). The Slot Machine Video Terminal computer will randomly spin the squares in each of the four quadrants. When the spinning stops, if the BINGO number in the square is under the appropriate letter the square will be shaded red indicating a covered square. If the number in the square is not under the appropriate letter the square will be shaded blue indicating an open square. Depending upon the positioning of the numbers when the spinning stops, the member may have no Bingos or possibly one or more Bingos. A Bingo is achieved every time a vertical, horizontal or diagonal line contains all shaded red squares (i.e. the proper Bingo number is under the proper letter).

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

Suspension

     We have currently suspended our Trivia Bingo operations while we concentrate on developing our Oil Division.

Transfer Agent

     Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204 and their telephone number is (503) 227-2950.

Company’s Office

     Our corporate headquarters are located at Times Square, Leeward Highway, Providenciales, Turks & Caicos Islands, British West Indies and our telephone number is (416) 281-3335. We lease the office space on a month-to-month lease. There is no written document evidencing our lease. Our lease is oral. Our monthly rental is US $2,500.

Employees

     We are a development stage company and currently have no employees other than our officers and directors. We intend to hire additional employees as needed.

Risk Factors – Oil Separation

     1. We have no operating history.

     We have no operating history with respect to the oil and gas refining technology. We face all of the risks and uncertainties encountered by a new business. Because we have no operating history we cannot reliably forecast our future operations.

     2. If we do not attract customers, we will not make a profit which ultimately will result in a cessation of operations.

     We have no customers. We have identified potential customers but we cannot guarantee we ever will have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

     3. If we do not make a profit, we may have to suspend or cease operations.

     Because we are small and are in the process of generating capital, at this time we must limit the marketing of our membrane separation technology. The licensing of the membrane separation technology is how we will initially generate revenues.

     4. Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire individuals or suspend or cease operations.

     Because our officers and directors do not have prior experience in the marketing of products or services, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

     5. Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

Risk Factors - Bingo

     6. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise further funds we may have to suspend or cease operations.

     7. We lack an operating history and have losses which we expect to continue into the future.

     We were incorporated in 1990 as Vista Medical Terrace. In May 1999, we changed our business purpose to Internet Trivia and television Trivia Bingo. We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising, and although it is available for revenue generating operations, is not generating any revenues from operation at this time. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $18,9997,466. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to complete our plan of operations

*	our ability to locate customers who will participate in our games

*	our ability to locate people who will buy advertising from us

*	our ability to generate revenues

     Based upon current plans, we expect to incur operating losses in future periods. Our operating losses in year 2006 were $773,538. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

     8. We have to generate interest in our website after we have obtained advertisers. If we can’t do that, we will not generate revenues and will have to go out of business.

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

     9. We are dependent upon an outside technology supplier. If it ceases operations or is unwilling to provide services to us, we may have to cease operations.

     We are dependent upon an outside technology supplier for the preparation and creation of our web site and Trivia Bingo game. We have selected MENTE, Inc. as our technology supplier. It is obligated to maintain our website for the balance of 2006. The unavailability of such services may cause us to cease operations.

     10. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

     Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. Mr. Wachter is engaged in other businesses. As such he will be devoting 60% of his time to our operations. Mr. Kabin our chief executive officer and secretary will be devoting 95% of his time to our operations. We have no employees besides Messrs. Wachter and Kabin and we have no current intention of hiring additional personnel in the immediate future. Once the website is generating revenues, we intend to subcontract the website operations to an independent third party operator who has not been designated at this time.

     11. Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol SSHO. Therefore the sale of a small amount of stock could cause the market price of the common stock to go down. If the price goes down to zero, you may be unable to sell your shares or you will have to locate a buyer and negotiate your own sale.

     12. Because we are a penny stock, you may not be able to resell your shares.

    Our common stock is defined as a “penny stock” under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may not be able to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

ITEM 2. DESCRIPTION OF PROPERTIES.

      Our corporate headquarters are located at Times Square, Leeward Highway, Providenciales, Turks & Caicos Islands, British West Indies and our telephone number is (416) 281-3335. We lease the office space on a month-to-month lease from The Bentley Group, which is owned by Richard Wachter, our president. There is no written document evidencing our lease. Our lease is oral. Our monthly rental is US $2,500.

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

     Further, on we changed our name to South Shore Resources Inc. Our Board of Directors believes it was desirable to change our name to “South Shore Resources Inc.” to better reflect the nature of our proposed future business, which is marketing the membrane technology.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS.

     Our shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the “Bulletin Board”) under the trading symbol “SSHO.”

     Summary trading by quarter for the 2006 and 2005 fiscal years are as follows:

Fiscal Quarter	High	Low
2006
Fourth Quarter	1.80	0.37
Third Quarter	0.70	0.40
Second Quarter	1.40	0.50
First Quarter	1.70	1.20

2005
	Fourth Quarter	4.00	0.10
	Third Quarter	5.40	0.20
	Second Quarter	12.90	0.50
	First Quarter	8.00	0.80

     These quotations reflect the 1 for 25 reverse stock split which occurred on December 31, 2001, a stock dividend of three additional shares for each one share outstanding on November 14, 2003, and a 1 for 10 reverse split effective November 1, 2006. They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of January 9, 2007, we had 135 holders of record of our common stock.

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

Section 15(g) of the Securities Exchange Act of 1934.

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Public Offering
Status of our public offering

     On October 19, 2004, our Post-Effective Amendment to our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-119490. We offered up to 12,000,000 shares of common stock, with no minimum at an offering price of $0.6625 per share and certain selling shareholders offered up to 27,767,000 shares of common stock. The offering period was 270 days from the effective date of our Post-Effective Amendment to our Form SB-2 registration statement. We began our offering on October 19, 2004. There were no underwriters involved in our offering. All offers and sales were made by our officers and directors.

     We sold 1,500,000 shares of common stock and raised $993,750. The proceeds from the sale of the shares were used as follows:

Website development	$7,944
Game development	$36,022
Marketing	$111,456
Salaries to the officers	$55,000
Working capital	$588,438

     Of the $993,750, $194,890 has not been spent.

     From the effective date of the registration statement, no underwriting discounts nor commissions, finders’ fees and similar expenses (direct or indirect) were paid. From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans, and accordingly we have no securities authorized for issuance under equity compensation plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

     Further, on October 10, 2006 the Majority Stockholders approved the change of the name of the Company to South Shore Resources Inc. Our Board of Directors believes it is desirable to change the name to “South Shore Resources Inc” to better reflect the nature of our proposed business, which is the marketing of an interest in certain oil and gas technologies. We have currently negotiated with Mempore Corporation Inc. an exclusive license to market a membrane separation technology for the refining of heavy crude oil into light sweet crude oil. This exclusively licensed technology will allow us to operate our own refining facility, market ourselves directly, through partners, licensees or third parties. Although there has been interest, no definitive commitments either oral or written have been obtained by us and there is no assurance we will ever enter into a licensing agreement, either on our own directly, through partners, licensees, through third parties. Also we may never construct our own refining facility.

     During the first week of December 2006 the Board of Directors placed in abeyance the Trivia Bingo Division.

     It is our intent to continue to explore avenues of distribution for the Internet Trivia Bingo game and also for the taped productions of the TV TriviaBingo gameshow to interested parties worldwide.

     We do not intend to hire additional employees at this time.

Limited Operating History; Need for Additional Capital

     We are a development stage corporation and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must continue to operate our web-site and to operate our own refining facility or sublicense our oil separation technology to third parties. We continue to seek equity financing to provide for the capital required.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue operations. Additional equity financing may result in additional dilution to existing shareholders.

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

     At December 31, 2006, we had negative working capital of $560,632 compared to negative working capital of $1,372,630 at December 31, 2005. This was a result of a decrease in accrued salaries, along with notes and a decrease accounts payable. Accounts payable decreased from $87,761 on December 31, 2005 to $27,421 December 31, 2006.

     At December 31, 2006 and 2005 our primary asset was software, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

It is our intention to derive our operating revenues from the following sources:

1.	advertising campaigns on its website, including merchandising its products;

2.	the sale of CD ROMS and our “board game”;

3.	launching our television game show.

4.	operation of our own refining facility or sub-licensing our membrane technology to third parties.

     In 2000, we issued a total of 6,100,000 shares of common stock in director, consulting and marketing fees valued $12,978,700. 1,850,000 shares were issued to Sharpe Capital for marketing and public relations; 4,000,000 shares were issued to Ampang Investments for consulting; and, 250,000 shares were issued to Marco Stifani, Michael DeMarco and Edgar Clark, former directors, as director’s fees.

     In 2006, we issued a total of 4,472,110 common shares to Richard Wachter our company President. These shares were issued to retire the Ampang Drawdown Loan ($154,361.64), Note Payable –Related Party ($122,268.33), Advances by Mr. Wachter ($65,002.83) and Compensation ($1,000,000.30) .

Fiscal December 31, 2006 Compared to Fiscal December 31, 2005

     We had minimal revenues from operations in fiscal year end 2005 and 2006 from the Trivia Bingo.com website.

     At December 31, 2006, we had negative working capital of $560,632 compared to negative working capital of $1,372,630 at December 31, 2005. This was a result of an decrease in accrued salaries, along with notes and a decrease accounts payable. Accounts payable decreased from $87,761 on December 31, 2005 to $27,421 on December 31, 2006.

     At December 31, 2006 and 2005 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

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

     At December 31, 2005 and 2004 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 6.1 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement. In the past the majority shareholders have had to fund any cash shortfalls experienced by us.

     Current assets decreased from $409,168 at December 31, 2005 to $194,890 at December 31, 2006. Current liabilities at December 31, 2005, were $1,781,798. These liabilities decreased at December 31, 2006, to $755,522.

     We are generating minimal revenues from operations, but we continue to accrue expenses as though we were generating revenues.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material significant immediate effect on its financial position or results of operations.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition

     The Company expects to recognize revenue in accordance with agreements entered into relating to an option granted from Mempore Corporation. The option gives the Company the exclusive right to negotiate and license certain trade secrets and systems for the refining of heavy crude oil into light sweet crude oil. The Company will recognize revenue from its website pay-to-play games as players sign up for memberships. The Company will also recognize its portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

INDEPENDENT AUDITOR’S REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders’ Equity (Deficit)	F-4 - F-5
Statements of Cash Flows	F-6
NOTES TO FINANCIAL STATEMENTS	F-7

South Shore Resources Inc.
Providenciales, Turks & Caicos Islands, British West Indies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of South Shore Resources Inc. (a Nevada corporation and development stage enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from March 30, 1990 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Shore Resources Inc. as of December 31, 2006 and 2005, and the results of its operations, stockholders deficit and its cash flows for the years then ended and for the period from March 30, 1990 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, limited cash, and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 23, 2007

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center * 601 W. Riverside, Suite 1940 * Spokane, WA 99201
Phone (509) 838-5111 * Fax (509) 838-5114 * www.williams-webster.com

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash	$194,890	$409,168
Total Current Assets	194,890	409,168

OTHER ASSETS
Prototype unit	25,286	-
Website and software license, net of accumulated amortization	-	43,585
Computer equipment, net of accumulated depreciation	3,022	5,020
Goodwill	6,924	6,924
Total Other Assets	35,232	55,529

TOTAL ASSETS	$230,122	$464,697

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$20,120	$15,457
Accounts payable - related party	7,301	72,304
Accrued interest	5,367	77,089
Accrued salaries	684,734	1,390,959
Note payable - related party	-	187,989
Convertible note payable	38,000	38,000
Total Current Liabilities	755,522	1,781,798

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value;
7,825,049 and 3,352,852 shares issued and outstanding, respectively	7,826	3,354
Additional paid-in capital	18,461,840	16,901,073
Accumulated deficit during development stage	(18,997,466)	(18,223,928)
Total Stockholder's Equity (Deficit)	(527,800)	(1,319,501)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,122	$464,697

The accompanying notes are an integral part of these financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
			Period from
			March 30, 1990
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006

REVENUES	$-	$1,383	$1,551
COST OF REVENUES	-	-	-
GROSS PROFIT	-	1,383	1,551

EXPENSES
Depreciation and amortization	45,583	88,159	571,831
Consulting fees	27,000	252	4,086,447
Directors' fees	-	-	1,252,600
Officers' salaries	516,667	350,959	2,117,626
Salaries - sales and office	-	35,900	76,625
Filing fees	125	8,459	16,192
Marketing and public relations	-	374,634	8,419,618
Legal and professional fees	49,784	21,152	311,012
Travel and entertainment	12,687	5,340	59,375
Office and administration	40,837	31,148	141,297
Software and internet services	6,997	12,620	259,250
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	50,904	118,813
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	699,680	979,527	18,765,452
LOSS FROM OPERATIONS	(699,680)	(978,144)	(18,763,901)
OTHER INCOME (EXPENSES)
Other income	-	-	10,000
Gain on forgiveness of debt	-	28,761	28,761
Financing expense	(56,939)	-	56,939
Interest expense	(16,919)	(34,559)	(215,387)
TOTAL OTHER INCOME (EXPENSES)	(73,858)	(5,798)	(233,565)
LOSS BEFORE INCOME TAXES	(773,538)	(983,942)	(18,997,466)
INCOME TAXES	-	-	-
NET LOSS	$(773,538)	$(983,942)	$(18,997,466)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.21)	$(0.29)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	3,725,535	3,352,852

The accompanying notes are an integral part of these financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock				During	Total
	Number		Additional	Stock	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Options	Stage	Equity
Initial issuance of common stock in
April 1990 for cash	167,808	$168	$2,332	$-	$ -	$2,500
Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)	(3,200)

Balance, December 31, 1996	167,808	168	2,332	-	(3,200)	(700)
Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)	(1,050)

Balance, December 31, 1997	167,808	168	2,332	-	(4,250)	(1,750)
Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)	(1,275)

Balance, December 31, 1998	167,808	168	2,332	-	(5,525)	(3,025)
Net loss for year ending December 31, 1999	-	-	-	-	(1,575)	(1,575)

Balance, December 31, 1999	167,808	168	2,332	-	(7,100)	(4,600)
Issuance of common stock for services at an
average of $132.99 per share	97,600	98	12,979,602	-	-	12,979,700
Options issued for consulting fees	-	-	-	15,000	-	15,000
Issuance of common stock for acquisition of
Lucky Port Limited at an average of $15.63 per share	96,000	96	1,499,904	-	-	1,500,000
Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)

Balance, December 31, 2000	361,408	362	14,481,838	15,000	(13,282,336)	1,214,864
Options granted for consulting fees	-	-	-	41,600	-	41,600
Expiration of stock options	-	-	15,000		-	-
Issuance of common stock for services at an
average of $18.72 per share	2,804	3	52,497	-	-	52,500
Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)	(574,337)

Balance, December 31, 2001	364,212	365	14,549,335	41,600	(13,856,673)	734,627
Issuance of common stock for services at $2.50 per share	80,000	80	199,920	-	-	200,000
Issuance of common stock for accrued interest and
debt at $2.50 per share	287,638	288	718,806	-	-	719,094
Issuance of common stock for services
at $5.00 per share	14,000	14	69,986	-	-	70,000
Issuance of common stock for services
at $6.25 per share	14,000	14	87,486	-	-	87,500
Expiration of stock options	-	-	41,600		-	-
Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)	(2,296,757)

Balance, December 31, 2002	759,850	$761	$15,667,133	$-	$(16,153,430)	$(485,536)

The accompanying notes are an integral part of these financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
	Common Stock			During	Total
	Number		Additional	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, December 31, 2002	759,850	$761	$15,667,133	$(16,153,430)	$(485,536)

Stock issued for convertible debt and accrued interest
at $1.60 per share	23,000	23	36,760	-	36,783

Issuance of common stock for acquisition of asset	2,400,000	2,400	135,600	-	138,000
at $0.01 per share

Common stock issued for fractional shares	2	-	-	-	-

Net loss for year ending December 31, 2003	-	-	-	(537,547)	(537,547)

Balance, December 31, 2003	3,182,852	3,184	15,839,493	(16,690,977)	(848,300)

Issuance of common stock for acquisition of subsidiary	3,000	3	6,897	-	6,900

Issuance of common stock for consulting services	7,000	7	16,093	-	16,100
at $2.30 per share

Net loss for year ending December 31, 2004	-	-	-	(549,009)	(549,009)

Balance, December 31, 2004	3,192,852	3,194	15,862,483	(17,239,986)	(1,374,309)

Issuance of common stock for cash at $6.63 per share	150,000	150	993,600	-	993,750

Stock issued for consulting agreement at $4.50 per share	10,000	10	44,990	-	45,000

Net loss for year ending December 31, 2005	-	-	-	(983,942)	(983,942)

Balance, December 31, 2005	3,352,852	3,354	16,901,073	(18,223,928)	(1,319,501)

Issuance of common stock for liabilities at $0.35 per share	3,833,237	3,833	1,337,800	-	1,341,633

Issuance of common stock for services at $0.35 per share	476,191	476	166,191		166,667

Issuance of common stock for financing fees
at $0.35 per share	162,682	163	56,776		56,939

Common stock issued for fractional shares	87	-	-	-	-

Net loss for year ending December 31, 2006	-	-	-	(773,538)	(773,538)

Balance, December 31, 2006	7,825,049	$7,826	$18,461,840	$(18,997,466)	$(527,800)

The accompanying notes are an integral part of these financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March 30, 1990
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(773,538)	$(983,942)	$(18,997,466)
Adjustments to reconcile net loss to			-
Depreciation and amortization	45,583	88,159	571,831
Financing fees paid by issuance of common stock	56,939	-	56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	166,667	45,000	13,617,467
Services paid by issuance of common stock options	-	-	56,600
Liabilities paid by issuance of common stock	1,341,633	-	1,451,158
Increase (decrease) in:
Accrued interest	(71,722)	22,559	5,367
Accounts payable	4,663	(43,890)	20,120
Accounts payable, related party	(65,003)	(10,035)	6,713
Notes payable, related party	(187,989)	-	(187,989)
Refund payable	-	-	2,400
Accrued salaries	(706,225)	340,959	684,734
Net cash used in operating activities	(188,992)	(541,190)	(1,437,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Developmental charges	(25,286)	-	(25,286)
Purchase of software and equipment	-	(6,011)	(211,852)
Net cash used in investing activities	(25,286)	(6,011)	(237,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	(200,000)	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	-	993,750	996,250
Net cash provided by financing activities	-	793,750	1,869,154

Net increase (decrease) in cash	(214,278)	246,549	194,890
Cash, beginning of period	409,168	162,619	-
			-
Cash, end of period	$194,890	$409,168	$194,890

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$45,000	$13,450,800
Stock issued for debt and accrued interest	$1,341,633	$-	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock options issued for services	$-	$-	$56,600
Stock issued for acquisition	$6,900	$-	$6,900

The accompanying notes are an integral part of these financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

South Shore Resources Inc. formerly FirstBingo.com, (hereinafter "the Company"), was incorporated in March 1990 under the laws of the State of Nevada (as Vista Medical Terrace Inc.) for any lawful business. The name change to FirstBingo.com was effective on May 25, 1999 to reflect the Company's change in primary focus to the offering of interactive online internet entertainment and game playing. The Company's operations are located in the Turks & Caicos. As part of the acquisition of software in 1999, the Company acquired a non-operating wholly owned subsidiary, Lucky Port Limited, a British Virgin Islands corporation. See Note 4.

During the year ended December 31, 2004, the Company acquired WorldWide-Exclusive LTD., a privately held Canadian corporation through the issuance of 30,000 shares of FirstBingo.com's common stock with a fair market value of $6,900. See Note 9.

On July 5, 2006, our board of directors unanimously approved and recommended that the stockholders approve, and on October 10, 2006, the majority stockholders approved an amendment to the articles of incorporation to effect a one for ten reverse stock split of our common stock.

On November 01, 2006 the Company changed its name to South Shore Resources Inc. to reflect a change in the primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

The Company is in the development stage and as of December 31, 2006 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same at December 31, 2006 and 2005 as there were 20,000 shares outstanding under convertible debt that were considered anti-dilutive

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains is bank accounts in Canada. Although the country and the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2005, the accounts owned by the Company that are denominated in U.S. dollars are not insured, therefore $179,118 and $378,865 was uninsured at December 31, 2006 and 2005, respectively. The accounts denominated in Canadian dollars are insured up to $60,000 CAD, neither account has exceeded this limit

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It is primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, and in 2005 the Company initiated its pay to play option on its internet game site (in order to qualify people for the pilot game shows produced in 2005), but neither activity was sufficient for recognition as an operating company. (See Note 7.)

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $773,538 for the year ended December 31, 2006. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo in the form of the final production of an internet game, television game show and/or stand alone video game. The Company has put technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to December 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments and revenues from the membership fees for online qualification for the television game show along with the sub-licensing our oil separation technology to interested third parties. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. During the year ended December 31, 2002, the Company determined that its software was impaired and accordingly recognized an impairment loss. In the years ended December 31, 2006 and 2005, the Company determined no further impairment of assets had occurred. See Note 3.

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

At December 31, 2006, the Company had deferred tax assets of approximately $1,904,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at December 31, 2006 and 2005. The significant components of the deferred tax asset at December 31, 2006 and December 31, 2005 were as follows:

	December 31,	December 31,
	2006	2005

Net operating loss carryforward	$5,600,000	$4,800,000

Deferred tax asset	$1,904,000	$1,650,000
Deferred tax asset valuation allowance	(1,904,000)	(1,650,000)

Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carryforwards of approximately $5,600,000 which expire in the years 2010 through 2026. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments and $16,100 of losses for stock issued in 2004 for consulting services. In addition, in prior periods the Company recognized approximately $13,400,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2005 to December 31, 2006 was an increase of approximately $254,000, due to the increase in net operating losses.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS 158 to have an immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have an immediate material effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have an immediate material effect on its financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate material effect on the Company’s financial position or results of operations.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate material impact on the Company’s financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no immediate material impact on the Company's financial position or results of operations.

Revenue Recognition
The Company expects to recognize revenue in accordance with agreements entered into relating to an option granted from Mempore Corporation. The option gives the Company the exclusive right to negotiate and license certain trade secrets and systems for the refining of heavy crude oil into light sweet crude oil. The Company will recognize revenue from its website pay-to-play games as players sign up for memberships. The Company will also recognize its portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On December 30, 2004, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations even though the Company acquired new nonamortizable intangible assets in the year ended December 31, 2004.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2006, no impairment of the Company's goodwill was deemed necessary.

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

During the year ended December 31, 2003, the Company issued 2,400,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party for 600,000 shares of stock in FirstBingo.com that it had acquired in 2000 as payment for services. These shares, after a 1 for 25 stock split and then a 3 for 1 stock dividend, ultimately became a total of 96,000 shares with a final adjusted price of $1.44 per share for a total cost of $138,000. SAB No. 48 interprets that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Accordingly, the aforementioned value of the stock issued to the related party is considered FirstBingo.com's basis in the software, which is being amortized over its estimated useful life of three years.

During the years ended December 31, 2006 and 2005, the Company's amortization expense attributable to the remaining unimpaired website and software license and computer equipment was $43,585.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 167,808 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. Since 1997, the Company's board of directors has authorized a 92-for-1 forward stock split, a 2-for-1 forward split, a 1-for-25 reverse stock split, a stock dividend that was treated as a forward stock split and a 1-for-10 reverse stock split. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

During 2000, the Company issued 97,600 shares for services which were valued at the fair market value of the shares at the date of issuance. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 96,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon the value of the shares at the original signing date of the agreement.

During the year ended December 31, 2001, the Company issued 2,804 shares for services which were valued at the fair market value of the shares at the dates granted.

During the year ended December 31, 2002, the Company issued 80,000 shares to two of its directors for salaries and bonuses which were valued at $2.50 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 287,638 shares of stock in satisfaction of a note payable to a related party. See Note 5.

Also during the year ended December 31, 2002, the Company issued a total of 28,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia Bingo game. 14,000 shares were valued at $5.00 per share and 14,000 shares were issued at $6.25 per share, the fair market value of the shares on the dates the contracts were signed.

In February 2003, the Company issued 23,000 shares of common stock for convertible debentures and accrued interest totaling $36,783. See Note 6.

In July 2003, the Company issued 2,400,000 shares of common stock for the purchase of software and patents totaling $138,000. See Note 3.

On November 7, 2003, the Company's board of directors declared a 3 for 1 common stock dividend for all shareholders of record on November 14, 2003. This dividend was accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend.

During the year ended December 31, 2004, the Company issued 3,000 shares of stock with a fair market value of $2.30 per share, or $6,900 for the acquisition of WorldWide-Exclusive Ltd. The Company also issued 7,000 shares of common stock with a fair market value of $16,100 ($2.30 per share) to two of the former shareholders of WorldWide-Exclusive Ltd. as part of two consulting agreements.

During the year ended December 31, 2005, the Company issued 150,000 shares of common stock for cash of $6.63 per share, or $993,750. The Company also issued 10,000 shares of common stock under the terms of a consulting agreement for $4.50 per share, or $45,000.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

During the year ended December 31, 2006, the company issued 4,472,110 shares of common stock to Richard Wachter, our president at $0.35 per share. The consideration for the shares of common stock was as follows:
1) 514,539 shares of common stock to convert the Ampang Drawdown Loan in the amount of $154,361.64.
2) 407,561 shares of common stock to convert the Rick Wachter Note Payable in the amount of $122,268.33.
3) 216,676 shares of common stock to repay Rick Wachter for advances made by Mr. Wachter in the amount of $65,002.83.
4) 3,333,334 shares of common stock to compensate Mr. Wachter for services valued at $1,000,000.30.

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

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $55,110 and $43,200 has been accrued and expensed, respectively. In December 2006 the balance of the note was converted into 514,439 shares of stock which approximates the value of the note and accrued interest. The shares were issued at a price of $0.30 per share.

This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest was payable at 12% per annum, commencing on March 28, 2005 and was due on demand when the loan was called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

The Company’s president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2005, the Company repaid $10,780 of the outstanding amount. These expenses totalled $65,002.83 in September 2006. In December 2006 this advance was converted into 216,676 common shares at a price of $.35 per share and is considered paid in full.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2006 and 2005, interest of $33,530 and $22,881 has been accrued and expensed, respectively. The balance has been converted into 407,561 shares at a price of $0.30 during December 2006.

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

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note with a scheduled maturity date of October 2, 2002, in the principal amount of $31,985 in cash. This debt, with an interest rate of 15% and a feature enabling conversion into shares of Company common stock at a conversion price equal to $1.00 CDN ($0.75 U.S.) per share, was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In February 2003, the Company converted this debt into 23,000 shares of common stock. See Note 4.

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to $2.50 CDN ($1.90 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2004 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

NOTE 7 - LICENSE AGREEMENTS

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

As of December 31, 2006, Westar TV Ltd has not developed a game show and no revenues have been recognized.

Mempore Corporation
On October 6, 2006 the Company entered into an exclusive licensing agreement with Mempore Corporation, a company located in Ottawa, Ontario, Canada. The Company anticipates bringing to market, the Mempore Membrane System. The Mempore Membrane System is able to process petroleum products to refine heavy crude oil into light sweet crude oil.

Mempore will receive a minimum of 15% to a maximum of 25 % of the net revenues the Company receives in its dealings in any arrangement utilizing the Mempore System Membrane Technology.

SouthShore has capitalized approximately $25,000 in development costs to Mempore for the construction of a working prototype membrane module. It is currently being constructed by Mempore Corp. and will be utilizedby South Shore to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2006 and 2005, the Company has agreed to pay two of its officers’ annual salaries of $250,000 and $100,000 for their services to the Company. At December 31, 2006 and 2005 the Company has accrued $684,734 and $1,390,958 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006

WorldWide-Exclusive Ltd.
On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, WorldWide ), a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 3,000 shares of common stock with a fair market value of $6,900. The value of the stock was determined by the closing price on October 12, 2004.

The acquisition of WorldWide was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management’s evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of WorldWide was $6,900. The Company assumed liabilities totaling $588.

The purchase price of $6,900 was allocated as follows:

Cash	$564
Accounts Payable	(588)
Goodwill	6,924
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of FirstBingo.com. The results of WorldWide’s operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2006 financial statements.

Mempore Corporation
The Company has agreed to pay a minimum of 15% to a maximum of 25% of the net revenues it receives to Mempore Corporation in its dealings in any arrangement utilizing the Mempore Membrane System Technology. This is more fully described in Note 7.

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

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 8B. OTHER INFORMATION.

     None

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

Name and Address	Age	Position(s)
Richard L. Wachter	54	President, Chief Financial Officer and a member of
Times Square, Provo		the Board of Directors
BWI, P. O. Box 663
Turks and Caicos Island

Michael Kabin	52	Secretary, Chief Executive Officer and a member of
Suite 1401 - 15 LaRose Avenue		the Board of Directors
Etobicoke,Ontario, Canada M9P 1A7

     Mr. Wachter has held his office/position since February 2001 and Mr. Kabin was appointed on November 28, 2005. Messrs. Wachter and Kabin are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Richard L. Wachter - President, Treasurer, Chief Financial Officer, and a member of the Board of Directors.

     Since February 2001, Mr. Wachter has been our president, treasurer, chief financial officer and a member of the board of directors. Mr. Wachter has spent the last 23 years of his career in land and commercial real estate development. From June 1978 to July 1983, Mr. Wachter was the President of Future Care Ltd. located in Toronto, Ontario. Future Care Ltd. was engaged in the business of construction and development of retirement homes. From August 1984 to December 1995, Mr. Wachter was the C.E.O. and President of Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd., both of which were located in Toronto, Ontario. Wachfree Construction Ltd. and Provincial Nursing and Retirement Centres Ltd. were respectively engaged in the development, management and operation of senior care facilities. In 1988 Mr. Wachter’s executive abilities were recognized when he was nominated for entrepreneur of the year for Canada. Between 1992 to 1995 Mr. Wachter was designated in the Who’s Who in Canadian Business as well as the international version of the Who’s Who in 1994. Since May 1995, Mr. Wachter has been the President of The Bentley Group Ltd. located in the Turks and Caicos Island, British West Indies. The Bentley Group Ltd is engaged in the business of real estate and land development.

Michael Kabin - Secretary, Chief Executive Officer and a member of the Board of Directors.

     On November 28, 2005, Mr. Kabin was elected as Secretary, Chief Executive Officer and a member of the Board of Directors of the Company. Since November 2000, Mr. Kabin has been self-employed as a marketing consultant to us, assisting us in our day-to-day operations. Mr. Kabin is a graduate of the Haileybury School of Mines (1976) and successfully completed the Canadian Securities Course (1984).

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Mr. Wachter is engaged in other businesses. As such he will devote approximately 60% of his time to the operation of our business. Mr. Kabin will devote approximately 95% of his time to the operation of our business.

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

Compliance with Section 16 (a) of the Exchange Act

     Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

Audit Committee and Charter

     We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors together with the Chief Financial Officer in the role of financial expert. None of our directors are deemed independent. Our audit committee’s role is to oversee all material aspects of the company’s reporting, control, and audit functions, except those specifically relate d to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on company processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4)establishing internal financial controls (5) engaging outside advisors; and, (5) funding for the external auditors and any outside advisors engagement by the audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the compensation paid by us from January 1, 2004 through December 31, 2006, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
			Bonus Stock		Option	Non-	Change in	All	Total
Name and	Year	Salary	($)	Awards	Awards	Equity	Pension	Other	($)
Principal		($)		($)	($)	Incentive	Value and	Compen-
Position						Plan	Nonqualified	sation
						Compen-	Deferred	($)
						sation	Compen-
						($)	sation
							Earnings
							($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Wachter	2006	1,000,000	0	0	0	0	0	0	1,000,000
Current President and	2005	0	0	0	0	0	0	0	0
President in last fiscal year	2004	0	0	0	0	0	0	0	0

Michael Kabin	2006	100,000	0	0	0	0	0	0	100,000
Current Chief Executive	2005	9,050	0	0	0	0	0	0	9,050
Officer, Secretary	2004	0	0	0	0	0	0	0	0

Thomas Sheppard	2005	90,050	0	0	0	0	0	0	90,050
resigned 11/28/2005	2004	100,000	0	0	0	0	0	0	100,000

     We anticipate paying the following salaries in 2007:

Richard L. Wachter	President	$ 250,000
Michael Kabin	Chief Executive Officer	$ 100,000

Compensation of Directors

     The following table sets forth the compensation paid by us from January 1, 2004 through December 31, 2006, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Richard L. Wachter,	0	0	0	0	0	0	0
Director

Michael Kabin	0	0	0	0	0	0	0
Director

     On December 6, 2006, the Company issued 3,333,334 shares of common stock to compensate Mr. Wachter for services valued at $1,000,000.

     As of our 2006 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

     There were no grants of stock options in 2006 and there are currently no stock options outstanding. All options have expired.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest. The only conflict that we foresee is our officers’ and directors’ devotion of time to projects that do not involve us.

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

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Owned	Shares Owned
Richard L. Wachter
Times Square, Provo
BWI, P.O. Box 663
Turks and Caicos Island	4,482,110	57.28%

Michael Kabin
Suite 1401 - 15 LaRose Avenue
Etobicoke, Ontario, Canada M9P 1A7	-0-	0%

All Officers and Directors as a Group (2 persons)	4,482,110	57.28%

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

On November 28, 2005, Michael Gerald Kabin was elected as secretary, chief executive officer and a member of the board of directors. He is to hold this office until the next annyal proceedings or until his successor is duly elected or appointed, subject to our bylaws.

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

     The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 2,876,376 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $1.00 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $55,110 and $43,200 has been accrued and expensed, respectively. In December 2006 the balance of the note was converted into 514,439 shares of stock which approximates the value of the note and accrued interest. The shares were issued at a price of $0.30 per share.

     This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest was payable at 12% per annum, commencing on March 28, 2005 and was due on demand when the loan was called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

     The Company’s president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2005, the Company repaid$10,780 of the outstanding amount. These expenses totaled $65,002.83 in September 2006. In December 2006 this advance was converted into 216,676 common shares at a price of $.30 per share and is considered paid in full.

     During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2006 and 2005, interest of $33,530 and $22,881 has been accrued and expensed, respectively. The balance has been converted into 407,561 shares at a price of $0.30. during December 2006.

     In addition, we rented office space in 2003 from Thomas Sheppard our former chief executive officer on a month-to-month basis for CDN$1,000 (approximately US$750) plus miscellaneous expenses. From January to September 2004, the rent was CDN$500 (approximately US$410). We also owe this former officer's legal firm approximately $6,700 from 2003 for consulting and legal fees.

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

     The following Exhibits are incorporated herein by reference from the Registrant’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission, SEC file #000-31289 on April 8, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

     The following Exhibits are incorporated herein by reference from the Registrant’s Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission, SEC file #000-31289 on November 14, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Williams and Webster, P.S., Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2005. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Williams & Webster, P.S. was paid aggregate fees of approximately $16,100 for the fiscal year ended December 31, 2005 and approximately $21,400 for the fiscal year ended December 31, 2006 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

     Williams & Webster P.S. was not paid additional fees for the fiscal year ended December 31, 2005 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

     Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended December 31, 2005 and for the fiscal year ended December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

     Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended December 31, 2005 and December 31, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2007.

SOUTH SHORE RESOURCES INC.
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

Signatures	Title	Date

RICHARD L. WACHTER	President, Principal Financial Officer, and a	April 12, 2007
Richard L. Wachter	member of the Board of Directors

MICHAEL KABIN	Secretary, Principal Executive Officer and	April 12, 2007
Michael Kabin	a member of the Board of Directors