Form 10QSB
period 2007-03-31
SOUTH SHORE RESOURCES INC.
filed 2007-05-22
CIK 1120285

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from ______________	to ____________

Commission File Number: 000-31289

SOUTH SHORE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

========================================================================================================================================

SOUTH SHORE RESOURCES INC.
( A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$123,320	$194,890
Total Current Assets	123,320	194,890

OTHER ASSETS
Developmental cost	25,286	25,286
Computer equipment, net of accumulated depreciation	2,523	3,022
Goodwill	6,924	6,924
Total Other Assets	34,733	35,232

TOTAL ASSETS	$158,053	$230,122

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$21,879	$20,120
Accounts payable - related party	7,301	7,301
Accrued interest	5,367	5,367
Accrued salaries	763,574	684,734
Convertible note payable	38,000	38,000
Total Current Liabilities	836,121	755,522

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value;
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,150,134)	(18,997,466)
Total Stockholder's Equity (Deficit)	(680,468)	(527,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,053	$230,122

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC
(A DEVELOPMENT STAGE ENTERPRISES)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			March 30, 1990
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$1,551
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	1,551
EXPENSES
Depreciation and amortization	499	22,292	572,330
Consulting fees	6,921	27,000	4,093,368
Directors' fees	-	-	1,252,600
Officers' salaries	87,500	87,500	2,205,126
Salaries - sales and office	-	-	76,625
Filing fees	125	125	16,317
Marketing and public relations	-	-	8,419,618
Legal and professional fees	6,685	11,080	317,697
Travel and entertainment	40,099	-	99,474
Office and administration	10,839	8,423	152,136
Software and internet services	-	-	259,250
Trade show expenses	-	1,538	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	-	118,813
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	152,668	157,958	18,918,120
LOSS FROM OPERATIONS	(152,668)	(157,958)	(18,916,569)
OTHER INCOME ( EXPENSES)
Other income	-	-	10,000
Gain on forgiveness of debt	-	-	28,761
Financing expense	-	-	(56,939)
Interest expense	-	(5,640)	(215,387)
TOTAL OTHER INCOME (EXPENSES)	-	(5,640)	(233,565)
LOSS BEFORE INCOME TAXES	(152,668)	(163,598)	(19,150,134)

INCOME TAXES	-	-	-
NET LOSS	$(152,668)	$(163,598)	$(19,150,134)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	7,825,049	3,352,852

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
			(Inception) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,668)	$(163,598)	$(19,150,134)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	499	22,292	572,330
Financing fees paid by issuance of common stock	-	-	56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	-	13,617,467
Services paid by issuance of common stock options	-	-	56,600
Liabilities paid by issuance of common stock	-	-	1,451,158
Decrease (increase) in
Prepaids	-	(3,100)	-
Increase (decrease) in
Accrued interest	-	5,640	5,367
Accounts payable	1,759	7,991	21,879
Accounts payable, related party	-	-	6,713
Notes payable, related party	-	-	(187,989)
Refund payable	-	-	2,400
Accrued salaries	78,840	78,275	763,574
Net cash used in operating activities	(71,570)	(52,500)	(1,508,696)
CASH FLOWS FROM INVESTING ACTIVITIES:
Developmental charges	-	-	(25,286)
Purchase of software and equipment	-	-	(211,852)
Net cash used in investing activities	-	-	(237,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	-	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible debenture	-	-	69,985
Issuance of stock for cash	-	-	996,250
Net cash provided by financing activities	-	-	1,869,154
Net increase (decrease) in cash	(71,570)	(52,500)	123,320
Cash, beginning of period	194,890	409,168	-
Cash, end of period	$123,320	$356,668	$123,320
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$13,450,800
Stock issued for debt and accrued interest	$-	$-	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock options issued for services	$-	$-	$56,600
Stock issued for acquisition	$-	$-	$6,900
See accompanying condensed notes to consolidated interim financial statements.
F-3

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

South Shore Resources Inc. (hereinafter “South Shore” or “the Company” was incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

On May 26, 1999, the Company changed its name from Vista Medical Terrace to FirstBingo.com and changed its business to Internet Trivia and television Trivia Bingo.

Since then South Shore has developed its website; developed its Trivia Bingo game; developed a CD Rom version of its Trivia Bingo game; and, tested its Trivia Bingo game.

On November 1, 2006, the Company changed its name from FirstBingo.Com to South Shore Resources Inc. to reflect a change in its primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

The Company is in the development stage and as of March 31, 2007 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

As shown in the accompanying financial statements, the Company incurred a net loss of $152,668 for the three months ended March 31, 2007. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The future of the Company is dependent upon future profitable operations from the commercial success or licensing of its trivia bingo division. The Company has put technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month period subsequent to March 31, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $384,000. The anticipated source of funds are projected to be from revenues from the sub-licensing of oil separation technology to interested third parties. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company is depreciating these assets using the straight-line method over their useful lives, estimated to be 5 years. Depreciation expense for the three months ended March 31, 2007 was $499.

NOTE 5 - SUBSEQUENT EVENTS

On April 17, 2007, the Board of Directors approved a Resolution to issue a stock dividend of three (3) additional shares of common stock for each one (1) share of common stock outstanding. The record date was April 27, 2007. The financial statements and notes at March 31, 2007and earlier and all per share references have been adjusted to reflect this dividend.

On April 27, 2007, the Company launched its new corporate website www.crude2sweet.com.

On May 02, 2007, the Company announced its listing on the Frankfurt Stock Exchange under the symbol SXB.

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

     Our auditors have issued a going concern opinion on our audit at December 31, 2006.. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues.

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

     On April 17, 2007 the board of directors approved a resolution to issue a stock dividend of three (3) additional shares of common stock for each one (1) share of common stock outstanding. The decision to issue a dividend was made by the board of directors, based upon a desire to provide greater liquidity and wider distribution for our stockholders and to allow our stock to be more accessible and attractive to a broader range of investors

     All references in this filing and in the financial statements to share amounts do reflect the stock dividend issued.

     The company has launched a new corporate website located at www.crude2sweet.com.

     In preparation for an international presence the Company has listed its shares for trading on the Frankfurt Stock Exchange.

The board of directors has placed the Trivia Bingo Division in abeyance.

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

Results of Operations

Since January 1, 2000

     We have placed in abeyance our Internet Bingo game and our web-site. Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 719,094 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard Lyle Wachter, our President and Chief Financial Officer.

     The revenues generated previous to March 2007, were in 2005 and in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations. Revenue from operations has been minimal, ($1,551).

     At March 31, 2007 our primary assets were cash and development costs., and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries. At March 31, 2006 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

It is our intention to derive our operating revenues from the following sources:

1.	operation of our own refining facility or sub-licensing our membrane technology to third parties

2.	advertising campaigns through our website.

3.	the sale of CD ROMS and our “board game”;

4.	launching our television game show.

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

     In 2006, we issued a total of 4,472,110 common shares to Richard Wachter our company President. These shares were issued to retire the Ampang Drawdown Loan ($154,361.64), Note Payable – Related Party ($122,268.33), Advances by Mr. Wachter ($65,002.83) and Compensation ($1,000,000.30) .

Fiscal March 31, 2007 Compared to Fiscal March 31, 2006

     At March 31, 2007, we had negative working capital of $712,801 compared to negative working capital of $1,507,037 at March 31, 2006. This was a result of an decrease in accrued salaries, notes payable and accounts payable. Accounts payable decreased from $95,755 on March 31, 2006 to $21,879 on March 31, 2007.

     At March 31, 2007 and 2006 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 3.9 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement.

     Current assets decreased from $359,767 at March 31, 2006 to $123,320 at March 31, 2007. Current liabilities at March 31, 2006, were $1,863,704. These liabilities decreased at March 31, 2007, to $836,121.

     We are generating minimal revenues from operations, but we continue to accrue expenses as though we were generating revenues.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Recent Accounting Pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

Exhibit No. Document Description

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

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2007.

SOUTH SHORE RESOURCES, INC.
(Registrant)

BY:   RICHARD L. WACHTER
         Richard L. Wachter, President, Principal
         Financial Officer and a member of the Board
         of Directors

BY:   MICHAEL KABIN
         Michael Kabin, Secretary, Principal Executive
         Officer and a member of the Board of
         Directors