Form 10QSB
period 2007-06-30
SOUTH SHORE RESOURCES INC.
filed 2007-08-13
CIK 1120285

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

Commission File Number: 000-31289

SOUTH SHORE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0256854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

=========================================================================================================================================

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$45,607	$194,890
Total Current Assets	45,607	194,890

OTHER ASSETS
Development cost	25,286	25,286
Computer equipment, net of accumulated depreciation	2,023	3,022
Goodwill	6,924	6,924
Total Other Assets	34,233	35,232

TOTAL ASSETS	$79,840	$230,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,307	$20,120
Accounts payable - related party	11,786	7,301
Accrued interest	5,367	5,367
Accrued salaries	834,020	684,734
Convertible note payable	38,000	38,000
Total Current Liabilities	906,480	755,522

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value;
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,298,706)	(18,997,466)
Total Stockholders' Equity (Deficit)	(829,040)	(527,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$79,840	$230,122

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

								Period from
								March 30, 1990
		Three Months Ended			Six Months Ended			(Inception) to
		June 30,			June 30,			June 30,
		2007		2006	2007		2006	2007
		(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)
REVENUES		$-		$-	$-		$-	$1,551
COST OF REVENUES		-		-	-		-	-

GROSS PROFIT		-		-	-		-	1,551

EXPENSES
Amortization		499		22,292	998		44,584	572,829
Consulting fees		-		-	6,921		27,000	4,093,368
Directors' fees		-		-	-		-	1,252,600
Officers' salaries		87,500		87,500	175,000		175,000	2,292,626
Salaries - sales and office		-		-	-		-	76,625
Filing fees		-		-	125		125	16,317
Marketing and public relations		-		-	-		-	8,419,618
Legal and professional fees		13,167		14,818	19,852		25,898	330,864
Travel and entertainment		38,555		-	78,654		-	138,029
Office and administration		8,852		9,544	19,691		17,967	160,988
Software and internet services		-		1,034	-		2,572	259,250
Trade show expenses		-		-	-		-	37,492
Trivia bingo development		-		-	-		-	22,274
Pilot development		-		-	-		-	118,813
Loss on impairment of software		-		-	-		-	1,275,000

TOTAL OPERATING EXPENSES		148,573		135,188	301,241		293,146	19,066,693

LOSS FROM OPERATIONS		(148,573)		(135,188)	(301,241)		(293,146)	(19,066,093)

OTHER INCOME (EXPENSES)
Other income		-		-	-		-	10,000
Gain on forgiveness of debt		-		-	-		-	28,761
Financing fees, issuance of common stock		-		-	-		-	(56,938)
Interest expense		-		(5,639)	-		(11,279)	(215,387)

TOTAL OTHER INCOME (EXPENSES)				(5,639)			(11,279)	(233,564)

LOSS BEFORE INCOME TAXES		(148,573)		(140,827)	(301,241)		(304,425)	(19,298,706)
INCOME TAXES		-		-	-		-	-

NET LOSS		$(148,573)		$(140,827)	$(301,241	) $	(304,425)	$(19,298,706)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01	) $	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,300,196		13,411,408	31,300,196		13,411,408

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
				Period from
				March 30, 1990
	Six Months Ended			(Inception) to
	June 30,			June 30,
	2007	2006		2007
	(unaudited)	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(301,241)	$(304,425	) $	(19,298,706)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	997	44,584		572,828
Financing fees paid by issuance of common stock	-	-		56,939
Loss on impairment of software	-	-		1,275,000
Services paid by issuance of common stock	-	-		13,617,467
Services paid by issuance of common stock options	-	-		56,600
Liabilities paid by issuance of common stock	-	-		1,451,158
Decrease (increase) in:
Prepaids	-	(5,067)
Increase (decrease) in:
Accrued interest	-	11,279		5,367
Accounts payable	(2,813)	10,428		17,307
Accounts payable, related party	4,488	-		11,200
Notes payable, related party	-	-		(187,989)
Refund payable	-	-		2,400
Accrued salaries	149,286	141,773		834,020
Net cash used in operating activities	(149,283)	(101,428)		(1,586,409)
CASH FLOWS FROM INVESTING ACTIVITIES:
Development charges	-	-		(25,286)
Purchase of software and equipment	-	-		(211,852)
Net cash used in investing activities	-	-		(237,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-		564
Payment of notes payable	-	-		(200,000)
Proceeds from notes payable - related party	-	-		1,002,355
Proceeds from notes payable - convertible debenture	-	-		69,985
Issuance of stock for cash	-	-		996,250
Net cash provided by financing activities	-	-		1,869,154
Net increase (decrease) in cash	(149,283)	(101,428)		45,607
Cash, beginning of period	194,890	409,168		-
Cash, end of period	$45,607	$307,740		$45,607
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	-	-		-
Income taxes	-	-		-
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued for debt and accrued interest	-	-		703,291
Stock issued for computer software	-	-		1,500,000
Stock issued for acquisition of asset	-	-		138,000
Stock issued for acquisition	-	-		6,900

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

South Shore Resources Inc. (hereinafter “South Shore” or “the Company” was incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

On May 26, 1999, the Company changed its name from Vista Medical Terrace to FirstBingo. com and changed its business to Internet Trivia and television Trivia Bingo.

Since then South Shore has developed its website; developed its Trivia Bingo game; developed a CD Rom version of its Trivia Bingo game; and, tested its Trivia Bingo game.

On November 1, 2006, the Company changed its name from FirstBingo. Com to South Shore Resources Inc to reflect a change in its primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

The Company is in the development stage and as of June 30, 2007 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

As shown in the accompanying financial statements, the Company incurred a net loss of $301,241 for the six months ended June 30, 2007. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The Company has put technology in place which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern. For the twelve-month period subsequent to June 30, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $384,000. The anticipated source of funds are projected to be from revenues from the sub-licensing of oil separation technology to interested third parties. In addition, management is actively seeking additional outside parties for the licensing of its trivia bingo game. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 4 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company is depreciating these assets using the straight- line method over their useful lives, estimated to be 5 years. Depreciation expense for the six months ended June 30, 2007 was $997.

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

     Our auditors have issued a going concern opinion on our audit at December 31, 2006. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues.

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

     The board of directors has placed the Trivia Bingo Division in abeyance and closed on June 29th the bank accounts of WorldWide-Exclusive LTD.

     Upon closure of the WorldWide-Exclusive LTD. bank accounts it was found that in prior years Mr. Richard Wachter, the Company President personally placed a security deposit for credit card facilitation for WorldWide-Exclusive LTD. WorldWide-Exclusive LTD. has issued a cheque to South Shore Resources for $5,299.14 of which $5,072.75 is owing to Mr. Wachter. These monies will be withdrawn by Mr. Wachter at a later date.

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

     To become profitable and competitive, we must continue to seek distribution of the Internet Trivia Bingo game and also distribute the taped productions of the TV TriviaBingo gameshow. We must also operate our own refining facility or sublicense our oil separation technology to third parties. We continue to seek equity financing to provide for the capital required.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue operations. Additional equity financing may result in additional dilution to existing shareholders.

     To become profitable and competitive, we must market our membrane technology. We continue to seek equity financing to provide for the capital required to market our technology.

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

     The revenues generated previous to June 2007, were in 2005 and in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations. Revenue from operations has been minimal, ($1,551).

     At June 30, 2007 our primary assets were cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

     It is our intention to derive our operating revenues from the following sources:

1.	operation of our own refining facility or sub-licensing our membrane technology to third parties

2.	distribution of the Internet Trivia Bingo game and also from the distribution of the taped productions of the TV TriviaBingo gameshow

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

     In 2006, we issued a total of 4,472,110 common shares to Richard Wachter, our company President. These shares were issued to retire the Ampang Drawdown Loan ($154,361.64), Note Payable – Related Party ($122,268.33), Advances by Mr. Wachter ($65,002.83) and Compensation ($1,000,000.30) .

Fiscal June 30, 2007 Compared to Fiscal June 30, 2006

     At June 30, 2007, we had negative working capital of $860,873 compared to negative working capital of $1,632,473 at June 30, 2006. This was a result of an decrease in accrued salaries, notes payable and accounts payable. Accounts payable decreased from $98,189 on June 30, 2006 to $17,307 on June 30, 2007.

     At June 30, 2007 and 2006 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 1.4 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement.

     Current assets decreased from $312,807 at June 30, 2006 to $45,607 at June 30, 2007. Current liabilities at June 30, 2006, were $1,945,279. These liabilities decreased at June 30, 2007, to $906,480.

     We are generating minimal revenues from operations, but we continue to accrue expenses as though we were generating revenues.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Critical Accounting Policies

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

Revenue Recognition

     The Company expects to recognize revenue in accordance with agreements entered into relating to an option granted from Mempore Corporation. The option gives the Company the exclusive right to negotiate and license certain trade secrets and systems for the refining of heavy crude oil into light sweet crude oil. The Company will recognize revenues from the distribution of the Internet Trivia Bingo game and also from the distribution of the taped productions of the TV TriviaBingo gameshow.

ITEM 3.     CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

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

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2007.

SOUTH SHORE RESOURCES, INC.
(Registrant)

BY:   RICHARD L. WACHTER
         Richard L. Wachter, President, Principal
         Financial Officer and a member of the Board
         of Directors

BY:   MICHAEL KABIN
         Michael Kabin, Secretary, Principal
         Executive Officer and a member of the
         Board of Directors