Form 10QSB
period 2007-09-30
SOUTH SHORE RESOURCES INC.
filed 2007-11-13
CIK 1120285

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

PART I

ITEM 1.     FINANCIAL STATEMENTS

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$6,584	$194,890
TOTAL CURRENT ASSETS	6,584	194,890

OTHER ASSETS
Development cost	25,286	25,286
Computer equipment, net of accumulated depreciation	1,524	3,022
Goodwill	-	6,924
Total Other Assets	26,810	35,232

TOTAL ASSETS	$33,394	$230,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	29,586	20,120
Accounts payable - related party	11,351	7,301
Accrued interest	5,367	5,367
Accrued salaries	921,520	684,734
Convertible note payable	38,000	38,000
TOTAL CURRENT LIABILITIES	1,005,824	755,522

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $ .001 par value;
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,444,496)	(18,997,466)
Total Stockholders' Equity (Deficit)	(974,830)	(527,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,394	$230,122

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

										Period from
										March 30, 1990
		Three Months Ended				Nine Months Ended				(Inception) to
		September 30,				September 30,				September 30,
		2007		2006		2007		2006		2007
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES		$-		$-		$-		$-		$1,551
COST OF REVENUES		-		-		-		-		-

GROSS PROFIT		-		-		-		-		1,551

EXPENSES
Amortization		499		500		1,497		45,084		573,329
Consulting fees		-		-		6,921		27,000		4,093,368
Directors' fees		-		-		-		-		1,252,600
Officers' salaries		87,500		87,500		262,500		262,500		2,380,126
Salaries - sales and office		-		-		-		-		76,625
Filing fees		-		-		125		125		16,317
Marketing and public relations		-		-		-		-		8,419,618
Legal and professional fees		17,572		11,278		37,424		37,176		348,436
Travel and entertainment		25,427		-		104,080		4,029		163,455
Office and administration		7,868		5,982		27,559		23,949		168,856
Software and internet services		-		1,034		-		3,606		259,250
Trade show expenses		-		-		-		-		37,492
Trivia bingo development		-		-		-		-		22,274
Pilot development		-		-		-		-		118,813
Loss on impairment of software		-		-		-		-		1,275,000
TOTAL OPERATING EXPENSES		138,866		106,294		440,106		403,469		19,205,559

LOSS FROM OPERATIONS		(138,866)		(106,294)		(440,106)		(403,469)		(19,204,008)

OTHER INCOME (EXPENSES)
Impairment - Goodwill		(6,924)		-		(6,924)		-		(6,924)
Other income		-		-		-		-		10,000
Gain on forgiveness of debt		-		-		-		-		28,761
Financing fees, issuance of common stock		-		-		-		-		(56,938)
Interest expense		-		(5,640)		-		(16,919)		(215,387)
TOTAL OTHER INCOME (EXPENSES)		(6,924)		(5,640)		-		(16,919)		(240,488)

LOSS BEFORE INCOME TAXES		(145,790)		(111,934)		(6,924)		(420,388)		(19,444,496)
INCOME TAXES		-		-		-		-		-

NET LOSS		$(145,790	) $	(111,934	) $	(447,030	) $	(420,388	) $	(19,444,496)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil		$(0.01	) $	(0.01	) $	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,300,196		13,411,408		31,300,196		13,411,408

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

					Period from
					March 30, 1990
	Nine Months Ended				(Inception) to
	September 30,				September 30,
	2007		2006		2007
	(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(447,030	) $	(420,388	) $	(19,444,496)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	1,498		45,084		573,327
Financing fees paid by issuance of common stock	-		-		56,939
Loss on impairment of software	-		-		1,275,000
Loss on impairment of Goodwill	6,924		-		6,924
Services paid by issuance of common stock	-		-		13,617,467
Services paid by issuance of common stock options	-		-		56,600
Liabilities paid by issuance of common stock	-		-		1,451,158
Decrease (increase) in:	-		-		-
Prepaids	-		(1,034)		-
Increase (decrease) in:	-		-		-
Accrued interest	-		16,919		5,367
Accounts payable	9,466		8,372		29,586
Accounts payable, related party	4,050		-		10,765
Notes payable, related party	-		-		(187,989)
Refund payable	-		-		2,400
Accrued salaries	236,786		220,275		921,520
Net cash used in operating activities	(188,306)		(130,772)		(1,625,432)
CASH FLOWS FROM INVESTING ACTIVITIES:
Development charges	-		-		(25,286)
Purchase of software and equipment	-		-		(211,852)
Net cash used in investing activities	-		-		(237,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-		-		564
Payment of notes payable	-		-		(200,000)
Proceeds from notes payable - related party	-		-		1,002,355
Proceeds from notes payable - convertible debenture	-		-		69,985
Issuanace of stock for cash	-		-		996,250
Net cash provided by financing activities	-		-		1,869,154
Net increase (decrease) in cash	(188,306)		(130,772)		6,584
Cash, beginning of period	194,890		409,168		-

Cash, end of period	$6,584		$278,396		$6,584
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-		$-		$-
Income taxes	-		$-		$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for debt and accrued interest	$-		$-		$703,291
Stock issued for computer software	$-		$-		$1,500,000
Stock issued for acquisition of asset	$-		$-		$138,000
Stock issued for acquisition	$-		$-		$6,900

See accompanying condensed notes to consolidated interim financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

South Shore Resources Inc. (hereinafter “South Shore” or “the Company”) was incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

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

The Company is in the development stage and as of September 30, 2007 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
September 30, 2007

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

As shown in the accompanying financial statements, the Company incurred a net loss of $145,790 for the nine months ended September 30, 2007. In addition, the Company has limited resources, negative working capital, and a large accumulated deficit. The Company is working on several strategies that, if any are successful, will mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern. For the twelve-month period subsequent to September 30, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $384,000. The anticipated source of funds are projected to be from revenues from the sub-licensing of oil separation technology to interested third parties. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 4 - INTANGIBLE ASSETS

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

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of WorldWide-Exclusive Ltd. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2007, the Company determined that goodwill was impaired and them measured the impairment. The Company determined that goodwill was totally impaired, and the balance was written down to zero.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 5 - PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company purchased several computers for use in the office. The total cost of these computers was $6,011. The Company is depreciating these assets using the straight-line method over their useful lives, estimated to be 5 years. Depreciation expense for the nine months ended September 30, 2007 was $1,497.

NOTE 6 – SUBSEQUENT EVENTS

On October 9th, 2007 the Company extended its exclusive license agreement with MemPore Corporation through December 31, 2007.

On October 10th, 2007 the Company announced the completion of the prototype unit, an up scaled version of the lab unit. The prototype will be used to demonstrate the separation at low temperatures of heavy crude oil into light sweet crude oil to oil producers and refineries worldwide.

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

     Our officers and directors have indicated that they are unwilling to make any commitment to loan additional capital at this time, other than to pay fees connected with our filings with the SEC. Accordingly, our officers and directors are under no legal obligation to make additional capital contributions to us in the future. Should we require additional funds and are unable to raise it we will either suspend operations until we raise sufficient funds, or cease operations entirely.

     On August 20th, 2007 the Company announced the formation of an Advisory Board of leading industry experts to support the Company's corporate and marketing strategy, exchange views on current trends, industry issues, provide industry-related expertise to South Shore’s management team and to tap into new market opportunities.

     The Board Members Are: Oleh Kutowy, retired scientist National Research Council of Canada: Terry Kimmel, President T.B. Kimmel & Associates; Abdullah Hashwani, President Pendylum Inc.; Neil McLaughlin, P. Eng

     It is our intent to continue to explore avenues of distribution for the Internet Trivia Bingo game and also for the taped productions of the TV TriviaBingo gameshow to interested parties worldwide.

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

     The revenues generated previous to September 2007, were in 2005 and in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations. Revenue from operations has been minimal.

     At September 30, 2007 our primary assets were cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest and notes payable, and accrued salaries.

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

Fiscal September 30, 2007 Compared to Fiscal September 30, 2006

     At September 30, 2007, we had negative working capital of $999,240 compared to negative working capital of $1,747,935 at September 30, 2006. This was a result of a decrease in accrued salaries, notes payable and accounts payable. Accounts payable decreased from $96,133 on September 30, 2006 to $40,937 on September 30, 2007.

     At September 30, 2007 and 2006 our primary assets were cash and software, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is less than one month. All of this cash balance has been obtained through borrowing and our SB-2 registration statement.

     Current assets decreased from $279,429 at September 30, 2006 to $6,584 at September 30, 2007. Current liabilities at September 30, 2006, were $2,027,364. These liabilities decreased at September 30, 2007, to $1,005,824.

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

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit No.	Document Description
10.1	Technology Option Agreement - SECOND EXTENSION.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2007.

SOUTH SHORE RESOURCES, INC.
(Registrant)

BY:   RICHARD L. WACHTER
         Richard L. Wachter, President, Principal
         Financial Officer and a member of the
         Board of Directors

BY:   MICHAEL KABIN
         Michael Kabin, Secretary, Principal
         Executive Officer and a member of the
         Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Technology Option Agreement - SECOND EXTENSION.

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.