Form 10KSB
period 2007-12-31
SOUTH SHORE RESOURCES INC.
filed 2008-04-14
CIK 1120285

==========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2007

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

==========================================================================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,674,351 as of December 31, 2007.

Number of shares outstanding of the registrant’s class of common stock, as of December 31, 2007 was 31,300,196.

The Company recorded no revenues for its most recent fiscal year ended December 31, 2007.

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	3
Item 2. Description of the Properties	15
Item 3. Legal Proceeding	15
Item 4. Submission of Matters to a Vote of Security Holders	15

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matter	15
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of
Operation	17

PART III
Item 7. Financial Statements and Supplementary Data	21
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure	38
Item 8A. Controls and Procedures	38
Item 8B. Other Information	39
Item 9. Directors, Executive Officers, Promoters and Control Persons	39
Item 10. Executive Compensation	41
Item 11. Security Ownership of Certain Beneficial Owners and Management	43
Item 12. Interest of Management and Others in Certain Transactions	44

PART IV
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
Item 14. Principal Accountant Fees and Services	46

PART I

ITEM 1.     BUSINESS

History

     We were incorporated under the laws of the State of Nevada on March 30, 1990, as Vista Medical Terrace, Inc. to engage in the business of medical software.

     On May 26, 1999, we changed our name from Vista Medical Terrace to FirstBingo.com and changed our business to Internet Trivia and television Trivia Bingo. We have since abandoned our Trivia Bingo game.

     On November 1, 2006, we changed our name from FirstBingo.Com to South Shore Resources Inc. to reflect a change in our primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

     Since then we have developed our website: www.crude2sweet.com.

General

     We are a marketing company engaged in the business of developing and commercializing membrane separation technology owned by Mempore Corporation Inc. of Ottawa, Ontario, Canada (“Mempore”). The membrane separation technology is used in for the “upgrading” of heavy crude oil into light crude oil.

     We negotiated with Mempore an exclusive license to market its membrane separation technology for the refining of heavy crude oil into light sweet crude oil. Subsequent to December 31, 2007, the exclusive license agreement expired. We continue to promote Mempore’s technology.

     We also developed a game called “Trivia Bingo” and website to play Trivia Bingo. Trivia Bingo was played over the internet and was available to anyone with Internet access. We generated only minimal revenues from Trivia Bingo and have placed the Trivia Bingo Division in abeyance.

INTRODUCTION Oil Separation Division

     The markets for the membrane units are crude oil producers and refiners. The technology operates at low temperatures which allows for the considerable reduction of emission gases into the atmosphere. Because the technology is expected to decrease emission gases in the refining of crude oil and at the same time reduce theses gases in a cost-effective manner, the successful commercialization of the technology can be anticipated to produce economic benefits to future customers in these markets.

License with Mempore

     We negotiated with Mempore an exclusive license to market their membrane separation technology for the refining of heavy crude oil into light sweet crude oil. Mempore will receive a minimum of 15% to a maximum of 25 % of the net revenues the Company receives in it's dealings in any arrangement utilizing the Mempore System Membrane Technology.

     South Shore had previously capitalized approximately $25,000 in Development Costs to Mempore for the construction of a working prototype membrane module. This prototype has been constructed by Mempore and was to be utilized by South Shore to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

     Subsequent to December 31, 2007, it was determined that there was no compelling evidence that the asset we recorded as Development Costs retained any further value. This was due to the expiration of the Technology Option Agreement and all Extensions with Mempore and the Development Costs were charged to Impairment Expenses.

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

Overview of Commercialization Activities

     We were assisting in the development and commercializing of Mempore’s membrane technology on an ongoing basis since the transformation of our business and name change to South Shore Resources Inc. in November 2006. Testing has been done through Mempore’s in-house facilities and analysis of samples were completed through independent third parties. Testing has been limited to samples of crude oil refined in a laboratory setting. Substantially all development work to date has been conducted by Mr. Oleh Kutowy of Mempore. We have prepared and an informative website to develop leads to the key players in our targeted industries and for the viewing of our past, present and future shareholders. We had planned to attend technical tradeshows to increase the awareness of membrane separation technology.

     The Technology Option Agreement and all Extensions with Mempore have subsequently expired.

Status of Prototype Products and Inventory

     In December 2006, we capitalized approximately $25,000 to Mempore for the construction of a prototype unit for demonstration. The unit has been completed and we were planning to demonstrate it to oil producers and refiners internationally which have already expressed interest in observing the working model. It is estimated that this unit will refine at a rate of five to eight U.S. barrels per day.

     The Technology Option Agreement and all Extensions with Mempore have subsequently expired.

The Market for Our Technology: The Oil Producer and Refinery Market

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

     The Technology Option Agreement and all Extensions with Mempore have subsequently expired.

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

Research and Development Over The Last Two Fiscal Years

     In 2006, we capitalized approximately $25,000 in development costs related to the construction of a working prototype membrane module. The prototype membrane module has been constructed by Mempore and is available to be used by us to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

     Subsequent to December 31, 2007, it was determined that there was no compelling evidence that the asset we had recorded as Development Costs retained any further value. This was due to the expiration of the Technology Option Agreement and all Extensions with Mempore and the Development Costs were charged to Impairment Costs.

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

     The Technology Option Agreement and all extensions with Mempore have subsequently expired.

TRIVIA BINGO DIVISION

     Our Trivia Bingo Division has been placed in abeyance. This division is divided into two subdivisions. One subdivision is an Internet Trivia Bingo game played on the Internet. The other subdivision is a television game show. The television show was no longer conceptual during 2005, with Internet Trivia Bingo members paying to compete to qualify for the television game show.

     The Internet Trivia Bingo allowed members to compete for a variety of prizes and cash and the chance to qualify for the television version of the game. Past prizes have consisted of clocks, mouse pads, CD cases, watches, stress balls and caps. We gave away one automobile as part of our test of the website. Mr. Richard Wachter personally financed the cost of the test.

     We have completed the development of our Internet Trivia Bingo game and Trivia Bingo is operational but has been suspended for the Internet. We will continue to refine and revise our software application. Thereafter, we will recruit advertisers to the website. Our main website is at www.FirstBingo.com. We also maintain registration of a second website at www.triviabingo.com which is used as a feeder page to the main website.

The Website

     Our website when operational is accessible to customers with a minimum hardware configuration consisting of a 486 personal computer with Windows 95 or greater, with 16 MB RAM, 20 MB free hard disk space, a 14,400 modem and a direct PPP Internet connection. All games are provided in a Windows-based, menu driven format with “point and click” interactively.

     We are able to monitor the play of Trivia Bingo over the Internet during operation. Our website allowed customers to review all terms, rules and conditions applicable to Trivia Bingo and other uses at the site.

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

Revenues

     First and foremost we are contemplating a pay to play and advertiser/sponsor supported website. We planned to generate future revenues from members paying to compete and the sale of advertising space (i.e. advertiser’s logos), which would appear on the Internet Trivia Bingo squares and from the sponsorship of TV Trivia Bingo. As of the date hereof, we have not sold any advertising space on its Internet web site nor have we secured any sponsorship for our television program. There is no assurance that we will ever sell any advertising on our web site or secure any sponsorship for our television program.

     In addition, we planned to generate revenues from the sale of our Trivia Bingo CD Game and Trivia Bingo Video Terminals. The Trivia Bingo Video Terminals may also generate significant royalty income.

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

Trivia Bingo Video Terminals

     We were in the final phase of development of two Trivia Bingo Video Terminal test models (a Trivia Bingo Video Terminal and a Slot Machine Video Terminal). The Trivia Bingo Video Terminal will be designed to permit members to play the Trivia Bingo game directly on the Video Terminal. The game will be identical to the Internet Trivia Bingo game.

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

Marketing

     As of the date hereof, we have not initiated any further research to determine the parameters of future advertising or the mediums which would be chosen.

Competition

     We would compete with other companies marketing trivia related entertainment products and services and companies offering games of skill involving the answer of trivia questions. Millionaire and Jeopardy would be our initial competitors.

     We would compete with other companies that have websites that advertise on a game or on a site while a game is being played.

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

     Our advertisers would pay us fees for the number of hits to our website. The more websites that compete with us, the fewer the hits to our website. The more distractions away from our website, the fewer the hits to our website. Fewer hits result in lower revenues. We cannot ensure that consumers would hit our website rather than other websites offering similar gaming products on the Internet. Interest in a website is a personal thing. If a consumer likes our website and the game and prizes it offers, they could play it. If the consumer does not like our game, they could find another website that will satisfy their desire for amusement. We hope that the configuration of our website and the prizes it offers will attract members to it and away from other websites.

Software

     In order to initiate the development of Trivia Bingo, we retained the services of Mente Incorporated. Mente Incorporated is an Ontario based software development company. The software to run Trivia Bingo on the Internet is our exclusive property and Mente Incorporated will have no proprietary interest in the software.

Testing

     Our web-site has been fully developed and commercialized and placed in abeyance.

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

Suspension

     We have currently suspended our Trivia Bingo operations while we consider our options.

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

     6. Loss of exclusive right to technology. We may never be able to generate revenues even if customers are found.

Risk Factors - Bingo

     7. Because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations. There is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise further funds we may have to suspend or cease operations.

     8. We lack an operating history and have losses which we expect to continue into the future.  We have made plans and spent money developing and testing our Internet Trivia Bingo game, but have not had the capital to start actual operations. The Internet website where the game is located does not contain any advertising. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $19,580,490. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to complete our plan of operations

*	our ability to locate customers who will participate in our games

*	our ability to locate people who will buy advertising from us

*	our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. Our operating losses in year 2007 were $583,024. This will happen because there are expenses associated with starting operations. The expenses are related to running day to day operations, development, and marketing our products. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

     9. We have to generate interest in our website after we have obtained advertisers. If we can’t do that, we will not generate revenues and will have to go out of business. We will sell space to advertisers in order to generate revenues. Although we have tested our web-site, we have no advertisers. Since we have no advertisers, we are not generating revenues. In order to attract advertisers, we believe we will have to show them that their advertising will be viewed by customers. Our customers will be individuals who have discovered our website via search engines, by word of mouth from other members, and by members who participated in our test. In order to attract advertisers and customers, we have budgeted for promoting our website to potential customers and advertisers. We plan to spend the money for marketing. Our success depends on our ability to generate significant interest in our website. If we cannot generate the interest in our website, we will not be able to generate revenues and we will have to go out of business.

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

     11. Because there is a limited public trading market for our common stock, you may not be able to resell your stock. There is currently a limited public trading market for our common stock on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol SSHO. Therefore the sale of a small amount of stock could cause the market price of the common stock to go down. If the price goes down to zero, you may be unable to sell your shares or you will have to locate a buyer and negotiate your own sale.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our shares of common stock are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority (the “Bulletin Board”) under the trading symbol “SSHO.”

     Summary trading by quarter for the 2007 and 2006 fiscal years are as follows:

Fiscal Quarter	High	Low
2007
Fourth Quarter	0.60	0.23
Third Quarter	0.90	0.41
Second Quarter	5.92	0.41
First Quarter	4.58	0.51

2006
Fourth Quarter	1.80	0.05
Third Quarter	0.70	0.40
Second Quarter	1.40	0.50
First Quarter	1.70	0.20

     These quotations reflect a 1 for 10 reverse split effective November 1, 2006, and a stock dividend of three additional shares for each one share outstanding on April 27, 2007They are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of April 8, 2008, we had 112 holders of record of our common stock.

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

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans, and accordingly we have no securities authorized for issuance under equity compensation plans.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     This section of our annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance and may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from historical results or our predictions.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues and have incurred an accumulated deficit of over $19 million.

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

     We negotiated with Mempore an exclusive license to market a membrane separation technology for the refining of heavy crude oil into light sweet crude oil. This exclusively licensed technology allowed us to operate our own refining facility, market ourselves directly, through partners, licensees or third parties. Although there has been interest, no definitive commitments either oral or written have been obtained by us and there is no assurance we will ever enter into a licensing agreement, either on our own directly, through partners, licensees, through third parties. Also we may never construct our own refining facility.

     Subsequent to December 31, 2007, the Technology Option Agreement and all Extensions with Mempore have expired.

     The Board of Directors placed in abeyance the Trivia Bingo Division.

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

     To become profitable and competitive, we must continue to operate our web-site and to operate our own refining facility or sublicense the oil separation technology to third parties. We continue to seek equity financing to provide for the capital required.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue operations. Additional equity financing may result in additional dilution to existing shareholders.

Results of Operations
Since January 1, 2000

     Since May 1999, we have used our common stock to raise money for the development of the web-site, the development of our Internet Bingo game, and, for corporate expenses. We received a loan of $750,000 from Ampang Investments Ltd. evidenced by a debenture. The debenture was converted to 2,876,376 shares of common stock. Ampang Investments Ltd. is owned by The Bentley Group Ltd., a company which is owned and controlled by Richard L. Wachter, our President and Chief Financial Officer.

     The revenues generated previous to 2005 were in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This is not revenue generated from operations.

     At December 31, 2007, we had negative working capital of $1,109,452 compared to negative working capital of $560,632 at December 31, 2006. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable increased from $27,421 on December 31, 2006 to $64,143 December 31, 2007.

     At December 31, 2007, our primary asset was cash and at December 31, 2006, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

     It was our intention to derive our operating revenues in 2007 from the following sources:

1.	advertising campaigns on its website, including merchandising its products.

2.	the sale of CD ROMS and our “board game”.

3.	launching our television game show.

4.	operation of our own refining facility or sub-licensing the membrane technology to third parties.

     In 2006, we issued a total of 17,888,440 common shares to Richard Wachter, our company president. These shares were issued to retire the Ampang Drawdown Loan ($154,361.64), Note Payable –related party ($122,268.33), advances by Mr. Wachter ($65,002.83) and compensation ($1,000,000.30) .

Fiscal December 31, 2007 Compared to Fiscal December 31, 2006

      We had no revenues from operations in fiscal year end 2006 and 2007.

     At December 31, 2007, we had negative working capital of $1,109,452 compared to negative working capital of $560,632 at December 31, 2006. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable increased from $27,421 on December 31, 2006 to $64,143 December 31, 2007.

     At December 31, 2007, our primary asset was cash and at December 31, 2006, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is 6.1 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement. In the past, the majority shareholders have had to fund any cash shortfalls experienced by us.

     Current assets decreased from $194,890 at December 31, 2006 to $7,078 at December 31, 2007. Current liabilities at December 31, 2006, were $755,522. These liabilities increased at December 31, 2007, to $1,116,530.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected have a material effect on the Company's future reported financial position or results of operations.

Revenue Recognition

     The Company expects to recognize revenue in accordance with agreements entered into relating to an option granted from Mempore. The option gives the Company the exclusive right to negotiate and license certain trade secrets and systems for the refining of heavy crude oil into light sweet crude oil. The Company will recognize revenue from its website pay-to-play games as players sign up for memberships. The Company will also recognize its portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

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

South Shore Resources Inc.
Providenciales, Turks & Caicos Islands, British West Indies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of South Shore Resources Inc. (a Nevada corporation and development stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from March 30, 1990 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Shore Resources Inc. as of December 31, 2007 and 2006, and the results of its operations, stockholders’ deficit and its cash flows for the years then ended and for the period from March 30, 1990 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2008

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash	$7,078	$194,890
Total Current Assets	7,078	194,890

OTHER ASSETS
Developmental costs	-	25,286
Computer equipment, net of accumulated depreciation	1,024	3,022
Goodwill	-	6,924
Total Other Assets	1,024	35,232

TOTAL ASSETS	8,102	230,122

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,674	$20,120
Accounts payable - related party	60,465	7,301
Accrued interest	5,367	5,367
Accrued salaries	1,009,020	684,734
Note payable - related party	-	-
Convertible note payable	38,000	38,000
Total Current Liabilities	1,116,526	755,522

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $ 0.001 par value;
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,580,490)	(18,997,466)
Total Stockholder's Equity (Deficit)	(1,110,824)	(527,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,102	$230,122

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period from
			March 30, 1990
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$1,551

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	1,551

EXPENSES
Depreciation and amortization	1,997	45,583	573,830
Consulting fees	24,104	27,000	4,110,551
Directors' fees	-	-	1,252,600
Officers' salaries	350,000	516,667	2,467,626
Salaries - sales and office	-	-	76,625
Filing fees	125	125	16,317
Marketing and public relations	-	-	8,419,618
Legal and professional fees	45,901	49,784	356,913
Travel and entertainment	104,080	12,687	163,455
Office and administration	35,863	40,837	177,159
Software and internet services	-	6,997	259,250
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	-	118,813
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	562,070	699,680	19,327,523

LOSS FROM OPERATIONS	(562,070)	(699,680)	(19,325,972)

OTHER INCOME (EXPENSES)
Impairment - Goodwill	(6,924)	-	(6,924)
Impairment - Development costs	(25,286)		(25,286)
Other income ( debts written back )	11,256	-	11,256
Other income			10,000
Gain on forgiveness of debt	-	-	28,761
Financing expense	-	(56,939)	(56,938)
Interest expense	-	(16,919)	(215,387)
TOTAL OTHER INCOME (EXPENSES)	(20,954)	(73,858)	(254,518)

LOSS BEFORE INCOME TAXES	(583,024)	(773,538)	(19,580,490)

INCOME TAXES	-	-	-

NET LOSS	$(583,024)	$(773,538)	$(19,580,490)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	31,300,196	31,300,196

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(583,024)	$(773,538)	$(19,580,490)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	1,997	45,583	573,828
Financing fees paid by issuance of common stock	-	56,939	56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-	166,667	13,617,467
Services paid by issuance of common stock	-	-	56,600
Liabilities paid by issuance of common stock	-	1,341,633	1,451,158
Increase (decrease) in:
Impairment-Goodwill	6,924	-	6,924
Impairment-Development costs	25,286		25,286
Accrued interest	-	(71,722)	5,367
Accounts payable	(16,446)	4,663	3,674
Accounts payable, related party	53,164	(65,003)	59,877
Notes payable, related party	-	(187,989)	(187,989)
Refund payable	-	-	2,400
Accrued salaries	324,287	(706,225)	1,009,021
Net cash used in operating activities	(187,812)	(188,992)	(1,624,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Developmental charges	-	(25,286)	(25,286)
Purchase of software and equipment			(211,852)
Net cash used in investing activities	-	(25,286)	(237,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	-	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible	-	-	69,985
Issuance of stock for cash	-	-	996,250
Net cash provided by financing activities	-	-	1,869,154

Net increase (decrease) in cash	(187,812)	(214,278)	7,078

Cash, beginning of period	194,890	409,168	-

Cash, end of period	$7,078	$194,890	$7,078

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interst and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$13,450,800
Stock issued for debt and accrued interest	$-	$1,341,633	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock issued for services	$-	$-	$56,600
Stock issued for acquisition	$-	$6,900	$6,900

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Deficit
					Accumulated
	Common Stock				During		Total
	Number		Additional	Stock	Development		Stockholders'
	of Shares	Amount	Paid-in Capital	Options	Stage		Equity (Deficit)
Initial issuance of common stock in
April 1990 for cash	671,232	$672	$1,828	$-	$-		$2,500

Cumulative net loss for the years ended
December 31, 1990 through December 31, 1996	-	-	-	-	(3,200)		(3,200)

Balance, December 31, 1996	671,232	672	1,828	-	(3,200)		(700)

Net loss for year ending, December 31, 1997	-	-	-	-	(1,050)		(1,050)

Balance, December 31, 1997	671,232	672	1,828	-	(4,250)		(1,750)

Net loss for year ending, December 31, 1998	-	-	-	-	(1,275)		(1,275)

Balance, December 31, 1998	671,232	672	1,828	-	(5,525)		(3,025)

Net loss for year ending December 31, 1999	-	-	-	-	(1,575)		(1,575)

Balance, December 31, 1999	671,232	672	1,828	-	(7,100)		(4,600)

Issuance of common stock for services at an
average of $33.25 per share	390,400	392	12,979,308	-	-		12,979,700

Options issued for consulting fees	-	-	-	15,000	-		15,000

Issuance of common stock for acquisition of
Lucky Port Limited at an average of $3.91 per share	384,000	384	1,499,616	-	-		1,500,000

Net loss for year ending December 31, 2000	-	-	-	-	(13,275,236)		(13,275,236)

Balance, December 31, 2000	1,445,632	1,448	14,480,752	15,000	(13,282,336)		1,214,864

Options granted for consulting fees	-	-	-	41,600	-		41,600

Expiration of stock options	-	-	15,000	(15,000)	-		-

Issuance of common stock for services at an
average of $4.68 per share	11,216	12	52,488	-	-		52,500

Net loss for the year ending December 31, 2001	-	-	-	-	(574,337)		(574,337)

Balance, December 31, 2001	1,456,848	1,460	14,548,240	41,600	(13,856,673)		734,627

Issuance of common stock for services at $0.63 per
share	320,000	320	199,680	-	-		200,000

Issuance of common stock for accrued interest and
debt at $0.63 per share	1,150,552	1,152	717,942	-	-		719,094

Issuance of common stock for services
at $1.25 per share	56,000	56	69,944	-	-		70,000

Issuance of common stock for services
at $1.56 per share	56,000	56	87,444	-	-		87,500

Expiration of stock options	-	-	41,600	(41,600)	-		-

Net loss for the year ending December 31, 2002	-	-	-	-	(2,296,757)		(2,296,757)

Balance, December 31, 2002	3,039,400	$3,044	$15,664,850	$-	$(16,153,430	) $	(485,536)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated
	Common Stock			During	Total
	Number		Additional	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, December 31, 2002	3,039,400	$3,044	$15,664,850	$(16,153,430)	$(485,536)

Stock issued for convertible debt and accrued interest
at $0.40 per share	92,000	92	36,690	-	36,783

Issuance of common stock for acquisition of asset	9,600,000	9,600	128,400	-	138,000
at $0.0025 per share

Common stock issued for fractional shares	8	-	-	-	-

Net loss for year ending December 31, 2003	-	-	-	(537,547)	(537,547)

Balance, December 31, 2003	12,731,408	12,736	15,829,941	(16,690,977)	(848,300)

Issuance of common stock for acquisition of subsidiary	12,000	12	6,888	-	6,900

Issuance of common stock for consulting services	28,000	28	16,072	-	16,100
at $0.58 per share

Net loss for year ending December 31, 2004	-	-	-	(549,009)	(549,009)

Balance, December 31, 2004	12,771,408	12,776	15,852,901	(17,239,986)	(1,374,309)

Issuance of common stock for cash at $1.66 per share	600,000	600	993,150	-	993,750

Stock issued for consulting agreement at $1.13 per share	40,000	40	44,960	-	45,000

Net loss for year ending December 31, 2005	-	-	-	(983,942)	(983,942)

Balance, December 31, 2005	13,411,408	13,416	16,891,011	(18,223,928)	(1,319,501)

Issuance of common stock for debt and accrued interest
at $0.09 per share	17,888,440	17,888	1,547,351	-	1,565,239

Common stock issued for fractional shares	348	-	-	-	-

Net loss for year ending December 31, 2006	-	-	-	(773,538)	(773,538)

Balance, December 31, 2006	31,300,196	31,300	18,438,366	(18,997,466)	(527,800)

Net loss for year ending December 31, 2007	-	-	-	(583,024)	(583,024)

Balance, December 31, 2007	31,300,196	$31,300	$18,438,366	$(19,580,490)	$(1,110,824)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

During the year ended December 31, 2004, the Company acquired WorldWide-Exclusive LTD., a privately held Canadian corporation through the issuance of 12,000 shares of FirstBingo.com's common stock with a fair market value of $6,900.

On November 1, 2006 the Company changed its name to South Shore Resources Inc. to reflect a change in the primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

The Company is in the development stage and as of December 31, 2007 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same at December 31, 2007 and 2006 as there were 80,000 shares outstanding under convertible debt that were considered anti-dilutive

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains bank accounts in Canada. Although the country and the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2007, the accounts owned by the Company that are denominated in U.S. dollars are not insured, therefore $856 and $179,118 was uninsured at December 31, 2007 and 2006, respectively. The accounts denominated in Canadian dollars are insured up to $60,000 CAD, neither account has exceeded this limit

Derivative Instruments
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

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. It was primarily engaged in internet entertainment and the business of gaming. During 2001, the Company received an initial payment on its licensing agreement, and in 2005 the Company initiated its pay to play option on its internet game site (in order to qualify people for the pilot game shows produced in 2005). The Company changed it’s primary focus during November 2006 from internet entertainment to oil and gas refining technology. Neither activity to date has been sufficient for recognition as an operating company. (See Note 7.)

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $583,024 for the year ended December 31, 2007. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to December 31, 2007, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments.. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In the year ended December 31, 2007 the Company determined the Goodwill of World-Wide Exclusive Ltd. was totally impaired. See Note 3.

Subsequent to December 31, 2007 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $ 25,286 held no future value, they were subsequently charged to Other Losses at December 31, 2007.

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries, Lucky Port Limited and WorldWide-Exclusive Limited. Lucky Port Limited and WorldWide-Exclusive Limited are non-operating subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. See Note 4.

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

At December 31, 2007, the Company had deferred tax assets of approximately $2,033,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at December 31, 2007 and 2006. The significant components of the deferred tax asset at December 31, 2007 and December 31, 2006 were as follows:

	December 31,	December 31,
	2007	2006
Net operating loss carryforward	$5,980,000	$5,600,000

Deferred tax asset	$2,033,000	$1,904,000
Deferred tax asset valuation allowance	(2,033,000)	(1,904,000)
Net deferred tax asset	$-	$-

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007, the Company has net operating loss carryforwards of approximately $5,980,000 which expire in the years 2010 through 2026. This includes $200,000 of losses for stock issued in 2002 for director's salaries which had been previously classified as nondeductible service payments and $16,100 of losses for stock issued in 2004 for consulting services. In addition, in prior periods the Company recognized approximately $13,400,000 of losses from the issuance of common stock for services which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2006 to December 31, 2007 was an increase of approximately $129,000, due to the increase in net operating losses.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

Revenue Recognition
The Company would have recognized revenue in accordance with agreements entered into relating to an option granted from Mempore Corporation. The option gave the Company the exclusive right to negotiate and license certain trade secrets and systems for the refining of heavy crude oil into light sweet crude oil. The Company would recognize revenues from its website pay-to-play games as players sign up for memberships if it were operational. The Company would also recognize its portion of advertising revenue from commercial spots sold during the television presentations of their games as established by the contracts with the network and advertiser.

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

During the year ended December 31, 2002, the Company determined that the majority of its software was substantially impaired due to the fact that it would no longer be used in any aspect of the Company's operations. The impairment was charged to operations, resulting in a loss on impaired assets of $1,275,000. During the year ended December 31, 2003, the Company issued 2,400,000 shares of common stock to a related party to purchase software technology that is integral to the operations of the Company. The software and patents were originally purchased by the related party for 600,000 shares of stock in FirstBingo.com (the predecessor of South Shore Resources Inc.) that it had acquired in 2000 as payment for services. These shares ultimately became a total of 9,600,000 shares with a final adjusted price of $0.0025 per share for a total cost of $138,000. SAB No. 48 interprets that the historical cost of the common stock will be the cost of the non-monetary assets acquired by the Company. Accordingly, the aforementioned value of the stock issued to the related party is considered FirstBingo.com's basis in the software, was amortized over its estimated useful life of three years.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

During the year ended December 31, 2007, the Company's amortization expense attributable to the remaining unimpaired website and software license and computer equipment was $1,997.

During the year ended December 31, 2007, the Company determined that World-Wide Exclusive Ltd. was totally impaired due to the fact that it would no longer be used in any aspect of the Company's operations. This was charged as a Goodwill Impairment of $6,924.

Subsequent to December 31, 2007 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $25,286 held no future value (and were the focus of the company’s business purpose), they were impaired and charged to Other Losses at December 31, 2007.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 671,232 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. Since 1997, the Company's board of directors has authorized a 92-for-1 forward stock split, a 2-for-1 forward split, a 1-for-25 reverse stock split, a stock dividend that was treated as a forward stock split, a 1-for-10 reverse stock split, and a 4-for-1 stock dividend that was treated as a forward stock split. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

During 2000, the Company issued 390,400 shares for services which were valued at the fair market value of the shares at the date of issuance. Under a 1999 agreement, the Company acquired Lucky Port Ltd, a British Virgin Islands corporation, whose sole asset was computer software. This agreement required the Company to issue 384,000 shares of its common stock. This stock was issued during the year ended December 31, 2000. Valuation of these shares was determined based upon the value of the shares at the original signing date of the agreement.

During the year ended December 31, 2001, the Company issued 11,216 shares for services which were valued at the fair market value of the shares at the dates granted.

During the year ended December 31, 2002, the Company issued 320,000 shares to two of its directors for salaries and bonuses which were valued at $0.63 per share, the fair market value of the shares at the date of issue. In addition, the Company issued 1,150,552 shares of stock in satisfaction of a note payable to a related party. See Note 5.

Also during the year ended December 31, 2002, the Company issued a total of 112,000 shares of stock to two outside parties for technical services on the Company's website and online Trivia Bingo game. 56,000 shares were valued at $1.25 per share and 56,000 shares were issued at $1.56 per share, the fair market value of the shares on the dates the contracts were signed.

In February 2003, the Company issued 92,000 shares of common stock for convertible debentures and accrued interest totaling $36,783. See Note 6.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

In July 2003, the Company issued 9,600,000 shares of common stock for the purchase of software and patents totaling $138,000. See Note 3.

On November 7, 2003, the Company's board of directors declared a 3 for 1 common stock dividend for all shareholders of record on November 14, 2003. This dividend was accounted for as a stock split for accounting purposes.

During the year ended December 31, 2004, the Company issued 12,000 shares of stock with a fair market value of $0.58 per share, or $6,900 for the acquisition of WorldWide-Exclusive Ltd. The Company also issued 28,000 shares of common stock with a fair market value of $16,100 ($0.58 per share) to two of the former shareholders of WorldWide-Exclusive Ltd. as part of two consulting agreements.

During the year ended December 31, 2005, the Company issued 600,000 shares of common stock for cash of $1.66 per share, or $993,750. The Company also issued 40,000 shares of common stock under the terms of a consulting agreement for $1.13 per share, or $45,000.

During the year ended December 31, 2006, the company issued 17,888,440 shares of common stock to Richard Wachter, our president at $0.09 per share. The consideration for the shares of common stock was as follows:
     1)  2,058,156 shares of common stock to convert the Ampang Drawdown Loan in the amount of $154,361.64.
     2)  1,630,244 shares of common stock to convert the Rick Wachter Note Payable in the amount of $122,268.33.
     3)  886,704 shares of common stock to repay Rick Wachter for advances made by Mr. Wachter in the amount of $65,002.83.
     4)  13,333,336 shares of common stock to compensate Mr. Wachter for services valued at $1,000,000.30.

On April 27, 2007 the Company’s Board of Directors declared a stock dividend of three additional shares of common stock for each share outstanding. This dividend was accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend The Company records all noncash stock transactions at the fair market value of the shares on the dates the shares are granted with the exception of the stock issued pursuant to the software acquisition disclosed in Note 3. The fair market value for all transactions excluding those with related parties is derived from the market activity of the stock on the date of the transactions. The market activity is exclusively unrelated third party activity.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 11,505,504 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $0.25 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $55,110 and $43,200 has been accrued and expensed, respectively. In December 2006 the balance of the note was converted into 2,057,756 shares of stock which approximates the value of the note and accrued interest. The shares were issued at a price of $0.08 per share.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company’s president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2005, the Company repaid $10,780 of the outstanding amount. These expenses totalled $65,002.83 in September 2006. In December 2006 this advance was converted into 866,704 common shares at a price of $0.09 per share and is considered paid in full.

During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2006 and 2005, interest of $33,530 and $22,881 has been accrued and expensed, respectively. The balance has been converted into 1,630,244 shares at a price of $0.08 during December 2006.

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

During the fourth quarter ended December 31, 2007, the Company's president advanced $46,141.36 to the Company in order for the Company to meet its current financial obligations.

For other related party transactions, see Note 3.

NOTE 6 - CONVERTIBLE DEBT

On July 2, 2002, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note with a scheduled maturity date of October 2, 2002, in the principal amount of $31,985 in cash. This debt, with an interest rate of 15% and a feature enabling conversion into shares of Company common stock at a conversion price equal to $0.40 per share, was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In February 2003, the Company converted this debt into 92,000 shares of common stock. See Note 4.

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to$2.50 CDN ($1.90 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2007 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed.

NOTE 7 - LICENSE AGREEMENTS

Mempore Corporation
On October 6, 2006 the Company entered into an exclusive licensing agreement with Mempore Corporation, a company located in Ottawa, Ontario, Canada for the refining of heavy crude oil into light sweet crude oil. The Technology Option Agreement and all Extensions have subsequently expired during the first quarter of 2008. Mempore was to receive a minimum of 15% to a maximum of 25 % of the net revenues the Company was to receive in it's dealings in any arrangement utilizing the Mempore System Membrane Technology.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

South Shore had previously capitalized approximately $25,000 in Development Costs to Mempore for the construction of a working prototype membrane module. The prototype has been constructed by Mempore Corp. and was to be utilized by South Shore to demonstrate how the membrane technology application works to potential oil companies for their refining processes worldwide.

Subsequent to December 31, 2007 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $25,286 held no future value and were the focus of the Company’s business purpose, they were impaired and charged to Other Losses at December 31, 2007.

The Company is currently considering its options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2007 and 2006, the Company has agreed to pay two of its officers’ annual salaries of $250,000 and $100,000 for their services to the Company. At December 31, 2007 and 2006 the Company has accrued $1,009,020 and $684,734 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

WorldWide-Exclusive Ltd.
On October 12, 2004, the Company purchased WorldWide-Exclusive Ltd., (hereinafter, WorldWide ), a privately held Canadian company. In consideration for all of the issued and outstanding common stock of WorldWide, the Company issued 3,000 shares of common stock with a fair market value of$6,900. The value of the stock was determined by the closing price on October 12, 2004.

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
$6,900

Upon acquisition, WorldWide became a wholly owned subsidiary of South Shore Resources Inc. The results of WorldWide’s operations, commencing with the date of its acquisition, are included in the accompanying December 31, 2006 financial statements.

WorldWide was deemed totally impaired in 2007.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the January 1, 2002 of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2007, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report On Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Name and Address	Age	Position(s)
Richard L. Wachter	55	President, Chief Financial Officer and a member of
Times Square, Provo		the Board of Directors
BWI, P. O. Box 663
Turks and Caicos Island

Michael Kabin	53	Secretary, Chief Executive Officer and a member of
Suite 1401 - 15 LaRose Avenue		the Board of Directors
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

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the compensation paid by us from January 1, 2005 through December 31, 2007, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Change in
Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Wachter	2007	250,000	0	0	0	0	0	0	250,000
President, Principal	2006	1,000,000	0	0	0	0	0	0	1,000,000
Financial Officer,	2005	0	0	0	0	0	0	0	0
Principal Accounting
Officer

Michael Kabin	2007	100,000	0	0	0	0	0	0	100,000
Principal Executive	2006	100,000	0	0	0	0	0	0	100,000
Officer and Secretary	2005	9,050	0	0	0	0	0	0	9,050

Thomas Sheppard	2005	90,050	0	0	0	0	0	0	90,050
resigned 11/28/2005

We anticipate paying the following salaries in 2008:

Richard L. Wachter			President				$250,000
Michael Kabin			Chief Executive Officer				$100,000

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
Director

     On December 6, 2006, the Company issued 13,333,336 shares of common stock to compensate Mr. Wachter for services valued at $1,000,000.

     As of our 2007 accounting year end, our directors do not and will not receive any compensation for serving as members of the board of directors. Compensation will only be paid to individuals in their capacity as officers.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

     There were no grants of stock options in 2007 and there are currently no stock options outstanding. All options have expired.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 2007, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Owned	Shares Owned
Richard L. Wachter
Times Square, Provo
BWI, P.O. Box 663
Turks and Caicos Island	17,928,440	57.28%

Michael Kabin
Suite 1401 - 15 LaRose Avenue
Etobicoke, Ontario, Canada M9P 1A7	-0-	0%

All Officers and Directors as a Group (2 persons)	17,928,440	57.28%

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

     The Company has received a total of $713,617 in cash funds from a related party in the form of an unsecured loan. This credit facility is a drawdown loan, with a maximum loan limit of $750,000. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. In January 2002, the balance of the note was converted into 11,505,504 shares of stock, which approximates the value of the note and accrued interest at December 31, 2001. The shares were issued at a price of $0.25 per share, the fair market value of the shares on the date the shares were granted. As of September 30, 2006 and 2005, the Company has received an additional $99,250 from this related party, and interest of $55,110 and $43,200 has been accrued and expensed, respectively. In December 2006 the balance of the note was converted into 2,057,756 shares of stock which approximates the value of the note and accrued interest. The shares were issued at a price of $0.08 per share.

     This same entity in 2004 loaned an additional $200,000 to the Company in the form of two unsecured loans. Interest was payable at 12% per annum, commencing on March 28, 2005 and was due on demand when the loan was called. On May 25, 2005, loan principal and accrued interest of $3,814 was repaid.

     The Company’s president has from time to time paid various expenses on behalf of the Company that the Company plans to reimburse at such time as it is able. During the year ended December 31, 2005, the Company repaid $10,780 of the outstanding amount. These expenses totaled $65,002.83 in September 2006. .In December 2006 this advance was converted into 866,704 common shares at a price of $0.09 per share and is considered paid in full.

     During the year ended December 31, 2003, the Company's president loaned $78,950 to the Company in the form of an unsecured loan. Interest is payable at 12% per annum, based upon the principal outstanding, and is due when the loan is called. During the year ended December 31, 2004, the president loaned an additional $9,787 under the same terms. As of September 30, 2006 and 2005, interest of $33,530 and $22,881 has been accrued and expensed, respectively. The balance has been converted into 866,704 shares at a price of $0.09 during December 2006.

     In addition, we rented office space in 2003 from Thomas Sheppard our former chief executive officer on a month-to-month basis for CDN $1,000 (approximately US $750) plus miscellaneous expenses. From January to September 2004, the rent was CDN $500 (approximately US $410). We also owe this former officer's legal firm approximately $6,700 from 2003 for consulting and legal fees.

PART IV

ITEM 13.	EXHIBITS.

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB12g	8/08/00	3.1
3.2	Bylaws.	10-SB12g	8/08/00	3.2
3.3	Amended Articles of Incorporation - May 26, 1999.	10-SB12g	8/08/00	3.3
3.4	Amended Articles of Incorporation - March 26,	10-SB12g	8/08/00	3.4
	1999.
3.5	Amended Articles of Incorporation - October 28,	10-SB12g	8/08/00	3.5
	1996.
3.6	Amended Articles of Incorporation - September 14,	10-SB12g	8/08/00	3.6
	1990.
3.7	Amended Articles of Incorporation - November 1,	10-QSB	11/14/06	3.1
	2006.
4.1	Specimen Stock Certificate.	10-SB12g	8/08/00	4.1
10.1	Demand Debenture.	10-KSB	4/12/01	10.1
10.2	Stock Purchase Agreement.	10-KSB	4/12/01	10.2
10.3	Release and Reconveyance.	SB-2	4/18/02	10.3
10.4	Demand Debenture.	SB-2	4/18/02	10.4
10.5	Consulting Agreement with Charles DeBono.	10-KSB	4/15/05	10.2
10.6	Consulting Agreement with Jeffery Roop.	10-KSB	4/15/05	10.3
10.7	Share Purchase Agreement.	10-KSB	4/15/05	10.4
10.8	Technology Option Agreement between us and	10-QSB	11/14/06	10.1
	MemPore Corp.
10.9	Technology Agreement - Second extension.	10-QSB	11/13/07	10.1
10.10	Technology Agreement - Third extension.				X
14.1	Code of Ethics.	10-KSB	4/08/04	14.1
31.1	Certification of Principal Financial Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Executive Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).
99.1	Subscription Agreement.	SB-2	4/18/02	99.1
99.2	Audit Committee Charter	10-KSB	4/08/04	99.1
99.3	Disclosure Committee Charter	10-KSB	4/08/04	99.2

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     Williams and Webster, P.S., Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2007. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Williams & Webster, P.S. was paid aggregate fees of approximately $21,400 for the fiscal year ended December 31, 2006 and approximately $28,623 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

     Williams & Webster P.S. was not paid additional fees for the fiscal year ended December 31, 2006 and December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

     Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended December 31, 2006 and for the fiscal year ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

     Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2008.

SOUTH SHORE RESOURCES INC.
(Registrant)

BY:   RICHARD L. WACHTER
         Richard L. Wachter, President, Principal
         Financial Officer, Principal Accounting Officer
         and a member of the Board of Directors

BY:   MICHAEL KABIN
         Michael Kabin, Principal Executive Officer,
         Secretary and a member of the Board of
         Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

RICHARD L. WACHTER	President, Principal Financial Officer, Principal	April 11, 2008
Richard L. Wachter	Accounting Officer, and member of the Board of
Directors.

MICHAEL KABIN	Principal Executive Officer, Secretary and	April 11, 2008
Michael Kabin	a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB12g	8/08/00	3.1
3.2	Bylaws.	10-SB12g	8/08/00	3.2
3.3	Amended Articles of Incorporation - May 26, 1999.	10-SB12g	8/08/00	3.3
3.4	Amended Articles of Incorporation - March 26,	10-SB12g	8/08/00	3.4
	1999.
3.5	Amended Articles of Incorporation - October 28,	10-SB12g	8/08/00	3.5
	1996.
3.6	Amended Articles of Incorporation - September 14,	10-SB12g	8/08/00	3.6
	1990.
3.7	Amended Articles of Incorporation - November 1,	10-QSB	11/14/06	3.1
	2006.
4.1	Specimen Stock Certificate.	10-SB12g	8/08/00	4.1
10.1	Demand Debenture.	10-KSB	4/12/01	10.1
10.2	Stock Purchase Agreement.	10-KSB	4/12/01	10.2
10.3	Release and Reconveyance.	SB-2	4/18/02	10.3
10.4	Demand Debenture.	SB-2	4/18/02	10.4
10.5	Consulting Agreement with Charles DeBono.	10-KSB	4/15/05	10.2
10.6	Consulting Agreement with Jeffery Roop.	10-KSB	4/15/05	10.3
10.7	Share Purchase Agreement.	10-KSB	4/15/05	10.4
10.8	Technology Option Agreement between us and	10-QSB	11/14/06	10.1
	MemPore Corp.
10.9	Technology Agreement - Second extension.	10-QSB	11/13/07	10.1
10.10	Technology Agreement - Third extension.				X
14.1	Code of Ethics.	10-KSB	4/08/04	14.1
31.1	Certification of Principal Financial Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Executive Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).
99.1	Subscription Agreement.	SB-2	4/18/02	99.1
99.2	Audit Committee Charter	10-KSB	4/08/04	99.1
99.3	Disclosure Committee Charter	10-KSB	4/08/04	99.2