Form 10KSB/A
period 2007-12-31
SOUTH SHORE RESOURCES INC.
filed 2008-04-16
CIK 1120285

==========================================================================================================================================

FORM 10-KSB/A-1

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

EXPLANATORY NOTE

This amendment is being filed to amend South Shore Resources Inc.'s (the "Company") Item 7. Financial Statements and Supplementary Data and Item 13. Exhibits. The Company is revising their financial statements to insert underlines that were inadvertently not included in the original filing. The Company is also revising their signature page, which was unintentionally dated March 11, 2008 to April 15, 2008.

This Form 10-KSB/A-1 amends only Item 7 and Item 13 of the 2007 Form 10-KSB previously filed on April 14, 2008 for the year ending December 31, 2007.

No information in this Form 10-KSB/A-1 has been updated for any subsequent events occuring after April 14, 2008, the date of the original filing.

TABLE OF CONTENTS

Page

PART III
Item 7. Financial Statements and Supplementary Data.	3

PART IV
Item 13. Exhibits.	20

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	INDEPENDENT AUDITOR’S REPORT	F-1
FINANCIAL STATEMENTS
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statement of Stockholders’ Equity (Deficit)	F-4 - F-5
	Statements of Cash Flows	F-6
	NOTES TO FINANCIAL STATEMENTS	F-7

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

WorldWide was deemed totally impaired in 2007.

PART IV

ITEM 13.	EXHIBITS.

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB12g	8/08/00	3.1
3.2	Bylaws.	10-SB12g	8/08/00	3.2
3.3	Amended Articles of Incorporation - May 26, 1999.	10-SB12g	8/08/00	3.3
3.4	Amended Articles of Incorporation - March 26,	10-SB12g	8/08/00	3.4
	1999.
3.5	Amended Articles of Incorporation - October 28,	10-SB12g	8/08/00	3.5
	1996.
3.6	Amended Articles of Incorporation - September 14,	10-SB12g	8/08/00	3.6
	1990.
3.7	Amended Articles of Incorporation - November 1,	10-QSB	11/14/06	3.1
	2006.
4.1	Specimen Stock Certificate.	10-SB12g	8/08/00	4.1
10.1	Demand Debenture.	10-KSB	4/12/01	10.1
10.2	Stock Purchase Agreement.	10-KSB	4/12/01	10.2
10.3	Release and Reconveyance.	SB-2	4/18/02	10.3
10.4	Demand Debenture.	SB-2	4/18/02	10.4
10.5	Consulting Agreement with Charles DeBono.	10-KSB	4/15/05	10.2
10.6	Consulting Agreement with Jeffery Roop.	10-KSB	4/15/05	10.3
10.7	Share Purchase Agreement.	10-KSB	4/15/05	10.4
10.8	Technology Option Agreement between us and	10-QSB	11/14/06	10.1
	MemPore Corp.
10.9	Technology Agreement - Second extension.	10-QSB	11/13/07	10.1
10.10	Technology Agreement - Third extension.	10-KSB	4/14/08	10.10
14.1	Code of Ethics.	10-KSB	4/08/04	14.1
31.1	Certification of Principal Financial Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Executive Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).
99.1	Subscription Agreement.	SB-2	4/18/02	99.1
99.2	Audit Committee Charter	10-KSB	4/08/04	99.1
99.3	Disclosure Committee Charter	10-KSB	4/08/04	99.2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2008.

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

Signatures	Title	Date

RICHARD L. WACHTER	President, Principal Financial Officer, Principal	April 15, 2008
Richard L. Wachter	Accounting Officer, and member of the Board of
Directors.

MICHAEL KABIN	Principal Executive Officer, Secretary and	April 15, 2008
Michael Kabin	a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No.	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB12g	8/08/00	3.1
3.2	Bylaws.	10-SB12g	8/08/00	3.2
3.3	Amended Articles of Incorporation - May 26, 1999.	10-SB12g	8/08/00	3.3
3.4	Amended Articles of Incorporation - March 26,	10-SB12g	8/08/00	3.4
	1999.
3.5	Amended Articles of Incorporation - October 28,	10-SB12g	8/08/00	3.5
	1996.
3.6	Amended Articles of Incorporation - September 14,	10-SB12g	8/08/00	3.6
	1990.
3.7	Amended Articles of Incorporation - November 1,	10-QSB	11/14/06	3.1
	2006.
4.1	Specimen Stock Certificate.	10-SB12g	8/08/00	4.1
10.1	Demand Debenture.	10-KSB	4/12/01	10.1
10.2	Stock Purchase Agreement.	10-KSB	4/12/01	10.2
10.3	Release and Reconveyance.	SB-2	4/18/02	10.3
10.4	Demand Debenture.	SB-2	4/18/02	10.4
10.5	Consulting Agreement with Charles DeBono.	10-KSB	4/15/05	10.2
10.6	Consulting Agreement with Jeffery Roop.	10-KSB	4/15/05	10.3
10.7	Share Purchase Agreement.	10-KSB	4/15/05	10.4
10.8	Technology Option Agreement between us and	10-QSB	11/14/06	10.1
	MemPore Corp.
10.9	Technology Agreement - Second extension.	10-QSB	11/13/07	10.1
10.10	Technology Agreement - Third extension.	10-KSB	4/14/08	10.10
14.1	Code of Ethics.	10-KSB	4/08/04	14.1
31.1	Certification of Principal Financial Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Executive Officer pursuant				X
	to Rule 13a-15 and Rule 15d-15(a), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).
99.1	Subscription Agreement.	SB-2	4/18/02	99.1
99.2	Audit Committee Charter	10-KSB	4/08/04	99.1
99.3	Disclosure Committee Charter	10-KSB	4/08/04	99.2