Form 10-Q
period 2008-03-21
SOUTH SHORE RESOURCES INC.
filed 2008-05-15
CIK 1120285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-31289

SOUTH SHORE RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Times Square, P.O. Box 663
Leeward Highway
Providenciales, Turks & Caicos Islands
British West Indies
(Address of principal executive offices, including zip code.)

(416) 281-3335
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,300,l96 as of May 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	Mar - 31
	2008	Dec-31
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$7,034	$7,078
Total Current Assets	7,034	7,078

OTHER ASSETS
Computer equipment, net of accumulated depreciation	$524	1,024
Total Other Assets	524	1,024

TOTAL ASSETS	7,558	8,102

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$13,590	$3,674
Accounts payable - related party	69,635	60,465
Accrued interest	5,367	5,367
Accrued salaries	1,096,520	1,009,020
Convertible note payable	38,000	38,000
Total Current Liabilities	1,223,112	1,116,526

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $ 0.001 par value:
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,687,620)	(19,580,490)
Total Stockholder's Equity (Deficit)	(1,217,954)	(1,110,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,558	$8,102

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period from
			March 30, 1990
			(Inception) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$1,551
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	1,551
EXPENSES
Depreciation and amortization	499	499	574,329
Consulting fees	-	6,921	4,110,551
Directors' fees	-	-	1,252,600
Officers' salaries	87,500	87,500	2,555,126
Salaries - sales and office	-	-	76,625
Filing fees	125	125	16,442
Marketing and public relations	-	-	8,419,618
Legal and professional fees	10,141	6,685	367,054
Travel and entertainment	-	40,099	163,455
Office and administration	8,865	10,839	186,024
Software and internet services	-	-	259,250
Trade show expenses	-	-	37,492
Trivia bingo development	-	-	22,274
Pilot development	-	-	118,813
Loss on impairment of software	-	-	1,275,000
TOTAL OPERATING EXPENSES	107,130	152,668	19,434,653

LOSS FROM OPERATIONS	(107,130)	(152,668)	(19,433,102)

OTHER INCOME (EXPENSES)
Other income	-	-	10,000
Gain on forgiveness of debt	-	-	28,761
Other income ( debts written back )	-	-	11,256
Impairment - Goodwill	-	-	(6,924)
Impairment - Development costs	-	-	(25,286)
Financing expense	-	-	(56,938)
Interest expense	-	-	(215,387)
TOTAL OTHER INCOME EXPENSES)	(107,130)	(152,668)	(254,518)

LOSS BEFORE INCOME TAXES	(107,130)	(152,668)	(19,687,620)

INCOME TAXES	-	-	-

NET LOSS	(107,130)	$(152,668)	(19,687,620)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	31,300,196	31,300,196

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
			(Inception) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,130)	$(152,668)	$(19,687,620)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	499	499	574,327
Financing fees paid by issuance of common stock	-		56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-		13,617,467
Services paid by issuance of common stock options	-	-	56,600
Liabilities paid by issuance of common stock	-		1,451,158
Increase (decrease) in:
Impairment-Goodwill	-	-	6,924
Impairment-Development costs	-	-	25,286
Accrued interest	-	-	5,367
Accounts payable	9,916	1,759	13,590
Accounts payable, related party	9,171	-	69,048
Notes payable, related party	-	-	(187,989)
Refund payable	-	-	2,400
Accrued salaries	87,500	78,840	1,096,521
Net cash used in operating activities	(44)	(71,570)	(1,624,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Developmental charges	-	-	(25,286)
Purchase of software and equipment	-	-	(211,852)
Net cash used in investing activities	-	-	(237,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	-	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible	-	-	69,985
Issuance of stock for cash	-	-	996,250
Net cash provided by financing activities	-	-	1,869,154
Net increase (decrease) in cash	(44)	(71,570)	7,034
Cash, beginning of period	7,078	194,890	-
Cash, end of period	$7,034$	123,320$	7,034
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$13,450,800
Stock issued for debt and accrued interest	$-	$-	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock issued for services	$-	$-	$56,600
Stock issued for acquisition	$-	$-	$6,900

The accompanying condensed notes are an integral part of these consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

During the year ended December 31, 2004, the Company acquired WorldWide-Exclusive LTD., a privately held Canadian corporation through the issuance of 12,000 shares of the Company’s common stock with a fair market value of $6,900.

On November 1, 2006 the Company changed its name to South Shore Resources Inc. to reflect a change in the primary focus from interactive online internet entertainment and game playing to oil and gas refining technology.

The Company is in the development stage and as of March 31, 2008 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, so long as such omissions do not render the financial statements misleading. Certain prior period amounts have been reclassified to conform to the current period presentation.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim statements should be read in conjunction with the annual financial statements of the Company included in its FYE 2007 Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management

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
MARCH 31, 2008
(UNAUDITED)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and 2007.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $107,130 for the quarter ended March 31, 2008. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to March 31, 2008, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

In the year ended December 31, 2007 the Company determined the Goodwill of World-Wide Exclusive Ltd. was totally impaired. See Note 3.

Antecedent to March 31, 2008 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $ 25,286 held no future value, they were subsequently charged to Other Losses at December 31, 2007.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In past years, the Company capitalized $205,841, which is the contractual cost of the website and software license purchased from an independent supplier, and $1,500,000, which is the value of software acquired in exchange for stock. No portion of this software-acquired during the year ended December 31, 2000 was internally developed and, accordingly, there were no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of the website and related software license-which was purchased solely for internal use and will not be marketed externally-have been capitalized and are being amortized over the estimated useful life of five years.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Subsequent to March 31, 2008 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $25,286 held no future value (and were the focus of the company’s business purpose), they were impaired and charged to Other Losses at December 31, 2007.

During the quarter ended March 31, 2008, the Company's amortization expense attributable to the remaining unimpaired website, software license and computer equipment was $499.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company issued 671,232 shares of common stock for $2,500. During the years ending December 31, 1990 through December 31, 1996, the Company was dormant and had minimal activity, resulting in a combined net loss of $3,200. There were no additional stock transactions during this period. Since 1997, the Company's board of directors has authorized a 92-for-1 forward stock split, a 2-for-1 forward split, a 1-for-25 reverse stock split, a stock dividend that was treated as a forward stock split, a 1-for-10 reverse stock split, and a4-for-1 stock dividend that was treated as a forward stock split. All references in the accompanying financial statements and notes to the number of common shares and per share amounts, have been restated to reflect all changes in the Company's capital stock, including stock splits and reverse stock splits.

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
MARCH 31, 2008
(UNAUDITED)

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

The company did not issue any shares of common stock during the quarter ended March 31, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the first quarter ended March 31, 2008, the Company's president advanced $9,171 to the Company in order for the Company to meet its current financial obligations.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to$2.50 CDN ($1.90 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2007 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed as of March 31, 2008.

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

Subsequent to March 31, 2008 it was determined that there was no compelling evidence that the asset the Company had on the books as Development Costs retained any further value. This was due to the expiration of The Technology Option Agreement and all Extensions with Mempore. As the capitalized Development Costs of $25,286 held no future value and were the focus of the Company’s business purpose, they were impaired and charged to Other Losses for the year ended December 31, 2007.

The Company is currently considering its options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

For the years ending December 31, 2008 and 2007, the Company has agreed to pay two of its officers’ annual salaries of $250,000 and $100,000 for their services to the Company. At March 31, 2008 and 2007 the Company has accrued $1,096,520 and $763,574 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance and may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from historical results or our predictions.

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

     Subsequent to March 31, 2008, the Technology Option Agreement and all Extensions with Mempore have expired.

     The Board of Directors has placed in abeyance the Trivia Bingo Division.

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

     In order to become profitable and competitive, we must continue to operate our web-site to provide up to date information on the Company. We continue to seek equity financing to provide for the capital required.

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

     At March 31, 2008, we had negative working capital of $1,216,078 compared to negative working capital of $712,801 at March 31, 2007. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable decreased from $21,879 on March 31, 2007 to $13,590 March 31, 2008.

     At March 31, 2008, our primary asset was cash and at March 31, 2007, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries

Fiscal March 31, 2008 Compared to Fiscal March 31, 2007

     At March 31, 2008, we had negative working capital of $1,216,078 compared to negative working capital of $712,801 at March 31, 2007. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable decreased from $21,879 on March 31, 2007 to $13,590 March 31, 2008.

     At March 31, 2008, our primary asset was cash and at March 31, 2007, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is .2 months. All of this cash balance has been obtained through borrowing and our SB-2 registration statement. In the past, the majority shareholders have had to fund any cash shortfalls experienced by us.

     Current assets decreased from $123,320 at March 31, 2007 to $7,034 at March 31, 2008. Current liabilities at March 31, 2007, were $836,121. These liabilities increased at March 31, 2008, to $1,223,112.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.      EXHIBITS

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008.

SOUTH SHORE RESOURCES INC.

BY:	RICHARD L. WACHTER
Richard L. Wachter, President, Principal Accounting
Officer, Principal Financial Officer, Treasurer and a
member of the Board of Directors

BY:	MICHAEL KABIN
Michael Kabin, Principal Executive Officer, Secretary
and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.