Form 10-Q/A
period 2008-03-31
SOUTH SHORE RESOURCES INC.
filed 2008-05-16
CIK 1120285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

     The shell box was incorrectly checked on the cover of the Form 10-Q indicating we were a shell company. The action was incorrect. We are not a shell company. We have filed this amendment disclosing we are not a shell company.

PART II - OTHER INFORMATION

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2008.

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