Form 10-Q
period 2008-06-30
SOUTH SHORE RESOURCES INC.
filed 2008-08-14
CIK 1120285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,300,l96 as of August 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	Jun-30
	2008	Dec-31
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$7,017	$7,078
Total Current Assets	7,017	7,078

OTHER ASSETS
Computer equipment, net of accumulated depreciation	$24	$1,024
Total Other Assets	24	1,024

TOTAL ASSETS	7,041	8,102

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,272	$3,674
Accounts payable - related party	114,344	60,465
Accrued interest	5,367	5,367
Accrued salaries	1,184,020	1,009,020
Convertible note payable	38,000	38,000
Total Current Liabilities	1,345,003	1,116,526

COMMITMENTS AND CONTINGENCIES	2,400	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $ 0.001 par value:
31,300,196 shares issued and outstanding	31,300	31,300
Additional paid-in capital	18,438,366	18,438,366
Accumulated deficit during development stage	(19,810,028)	(19,580,490)
Total Stockholder's Equity (Deficit)	(1,340,362)	(1,110,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,041	$8,102

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from
					March 30, 1990
					(Inception) to
	Three Months Ended June 30,		Six Months Ended June 30		March 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$1,551

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	1,551

EXPENSES
Depreciation and amortization	499	499	999	998	574,828
Consulting fees	-	-	-	6921	4,110,551
Directors' fees	-	-	-	-	1,252,600
Officers' salaries	87,500	87,500	175,000	175000	2,642,626
Salaries - sales and office	-	-	-	-	76,625
Filing fees	-	-	125	125	16,442
Marketing and public relations	-	-	-	-	8,419,618
Legal and professional fees	23,702	13,167	33,843	19852	390,756
Travel and entertainment	-	38,555	-	78654	163,455
Office and administration	10,707	8,852	19,571	19691	196,731
Software and internet services	-	-	-	-	259,250
Trade show expenses	-	-	-	-	37,492
Trivia bingo development	-	-	-	-	22,274
Pilot development	-	-	-	-	118,813
Loss on impairment of software	-	-	-	-	1,275,000
TOTAL OPERATING EXPENSES	122,408	148,573	229,538	301,241	19,557,061

LOSS FROM OPERATIONS	(122,408)	(148,573)	(229,538)	(301,241)	(19,555,510)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	10,000
Gain on forgiveness of debt	-	-	-	-	28,761
Other income (debts written back )	-	-	-	-	11,256
Impairment - Goodwill	-	-	-	-	(6,924)
Impairment - Development costs	-	-	-	-	(25,286)
Financing expense	-	-	-	-	(56,938)
Interest expense	-	-	-	-	(215,387)
TOTAL OTHER INCOME EXPENSES)	-	-	-	-	(254,518)

LOSS BEFORE INCOME TAXES	(122,408)	(148,573)	(229,538)	(301,241)	(19,810,028)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(122,408)	$(148,573)	$(229,538)	$(301,241)	$(19,810,028)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	31,300,196	31,300,196	31,300,196	31,300,196

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
			(Inception) to
	Six Months Ended June 30		Jun-30
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,538)	$(301,241)	$(19,810,028)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	999	997	574,826
Financing fees paid by issuance of common stock	-		56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	-		13,617,467
Services paid by issuance of common stock options	-	-	56,600
Liabilities paid by issuance of common stock	-		1,451,158
Increase (decrease) in:
Impairment-Goodwill	-	-	6,924
Impairment-Development costs	-	-	25,286
Accrued interest	-	-	5,367
Accounts payable	(401)	(2,813)	3,272
Accounts payable, related party	53,879	4,488	113,759
Notes payable, related party	-	-	(187,989)
Refund payable	-	-	2,400
Accrued salaries	175,000	149,286	1,184,020
Net cash used in operating activities	(61)	(149,283)	(1,624,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Developmental charges	-	-	(25,286)
Purchase of software and equipment	-	-	(211,852)
Net cash used in investing activities	-	-	(237,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	-	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible	-	-	69,985
Issuance of stock for cash	-	-	996,250
Net cash provided by financing activities	-	-	1,869,154

Net increase (decrease) in cash	(61)	(149,283)	7,017

Cash, beginning of period	7,078	194,890	-

Cash, end of period	$7,017	$45,607	$7,017

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$13,450,800
Stock issued for debt and accrued interest	$-	$-	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock issued for services	$-	$-	$56,600
Stock issued for acquisition	$-	$-	$6,900

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

On July 27, 2008 the Company changed focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

The Company is in the development stage and as of June 30, 2008 had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

During July, 2008 the Company changed focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and 2007.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $229,538 for the six months ended June 30, 2008. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to June 30, 2008, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

During the six months ending June 30, 2008, the Company's amortization expense attributable to the remaining unimpaired website, software license and computer equipment was $999.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

The company did not issue any shares of common stock during the quarter ended June 30, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the second quarter ended June 30, 2008, the Company's president advanced $44,709 to the Company in order for the Company to meet its current financial obligations.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

During July, 2008 the Company changed focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries and that its progressive path no longer required the further involvement of Mempore Corporation.

Net 2000 Inc. LLC
On July 30, 2008 the Company entered into an exclusive worldwide Distribution Agreement with Net 2000 Inc. LLC, a company located in Jackson, Tennessee, U.S.A. to market all present and future products of Net 2000 Inc. LLC. Net 2000 Inc LLC is currently the author of a Guide on How to Source and Build your own Hydrogen on Demand Generator. The terms of the Agreement are for 10 years with the option to renew for two additional 10-year terms. South Shore is to sell a minimum of 1,000 copies of this guide within an 18 month timeframe or Net 2000 Inc. LLC may upon 30 days written notice terminate this Agreement. Both the Company and Net 2000 Inc. LLC agree to set the pricing on all products six months in advance with any pricing changes to be agreed upon by both companies 30 days in advance of any such change. Net 2000 Inc. LLC is to receive 25% of the net revenues the Company receives in its dealings.

Consulting Agreement: John Colonna
On August 04, 2008 the Company entered into a Consulting Agreement with John (Giovanni) Anthony Colonna, P.Eng. Mr. Colonna is to provide consulting services to the Company in the area of Hydrogen Fuel Generation and other activities as directed by the Company. Mr. Colonna is to receive $5,000 CDN per month with incurred expenses to be pre approved in writing by the Company. The Agreement terminates on June 30, 2009 and may also be terminated by either party before June 30, 2009 with 30-days prior written notice. The Company may renew at its option for a further one year term on the same terms and conditions as this Agreement by giving Mr. Colonna notice on or before May 31, 2009.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

For the years ending December 31, 2008 and 2007, the Company has agreed to pay two of its officers’ annual salaries of $250,000 and $100,000 for their services to the Company. At June 30, 2008 and 2007 the Company has accrued $1,184,020 and $834,020 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

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

     Subsequent to March 31, 2008, the Technology Option Agreement and all Extensions with Mempore have expired.

     During July the Company decided that its progressive path no longer required the further involvement of Mempore Corporation as we have changed focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

     Also during July the Company’s website was redesigned with the end user in mind and now better reflects South Shore’s focus which is the manufacturing, marketing sales and distribution of products which assist in fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

     The website is located at www.southshoreresourcesinc.com.

     On July 30, 2008 the Company entered into an exclusive worldwide Distribution Agreement with Net 2000 Inc. LLC, a company located in Jackson, Tennessee, U.S.A. to market all present and future products of Net 2000 Inc. LLC. Net 2000 Inc. LLC is currently the author of a Guide on how to Source and Build your own Hydrogen on Demand Generator which is currently available on the Company’s website.

     On August 04, 2008, the Company entered into a Consulting Agreement with John (Giovanni) Anthony Colonna, P.Eng. Mr. Colonna will provide consulting services to the Company in the area of Hydrogen Fuel Generation and other activities as directed by the Company.

     The Board of Directors has placed in abeyance the Trivia Bingo Division.

     We do not intend to hire additional employees at this time

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

     At June 30, 2008, we had negative working capital of $1,337,986 compared to negative working capital of $860,873 at June 30, 2007. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable decreased from $7,307 on June 30, 2007 to $3,272 June 30, 2008.

     At June 30, 2008, our primary asset was cash and at June 30, 2007, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

Fiscal June 30, 2008 Compared to Fiscal June 30, 2007

     At June 30, 2008, we had negative working capital of $1,337,986 compared to negative working capital of $860,873 at June 30, 2007. This was a result of an increase in current liabilities and a decrease in current assets. Accounts payable decreased from $7,307 on June 30, 2007 to $3,272 June 30, 2008.

     At June 30, 2008, our primary asset was cash and at June 30, 2007, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable, and accrued salaries.

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

     Current assets decreased from $45,607 at June 30, 2007 to $7,017 at June 30, 2008. Current liabilities at June 30, 2007, were $906,480. These liabilities increased at June 30, 2008, to $1,345,003.

Effects of Inflation

     Inflation and changing prices will not and are not expected to have a significant effect on our operations during the foreseeable future.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Changes in Internal Controls Over Financial Reporting - We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS

     The following documents are included herein:

Exhibit No.	Document Description
10.11	Distributorship Agreement - Exclusive Appointment.

10.12	Consulting Agreement with John (Giovanni) Anthony Colonna.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2008.

SOUTH SHORE RESOURCES INC.

BY:   RICHARD L. WACHTER
         Richard L. Wachter, President, Principal Accounting
         Officer, Principal Financial Officer, Treasurer and a
         member of the Board of Directors

BY:   MICHAEL KABIN
         Michael Kabin, Principal Executive Officer, Secretary
         and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
10.11	Distributorship Agreement - Exclusive Appointment.

10.12	Consulting Agreement with John (Giovanni) Anthony Colonna.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.