Form 10-Q
period 2008-09-30
SOUTH SHORE RESOURCES INC.
filed 2008-11-12
CIK 1120285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,611,280 as of November 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	Sep-30
	2008	Dec-31
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$7,005	$7,078
Total Current Assets	7,005	7,078

OTHER ASSETS
Deposits	35,000	-
Computer equipment, net of accumulated depreciation	$-	1,024
Total Other Assets	35,000	1,024

TOTAL ASSETS	42,005	8,102

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,428	$3,674
Accounts payable - related party	61,337	60,465
Accrued interest	5,367	5,367
Accrued salaries	580,499	1,009,020
Convertible note payable	38,000	38,000
Total Current Liabilities	691,631	1,116,526

COMMITMENTS AND CONTINGENCIES	-	2,400

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value:
44,611,280 shares issued and outstanding	44,611	31,300
Additional paid-in capital	19,223,720	18,438,366
Accumulated deficit during development stage	(19,917,957)	(19,580,490)
Total Stockholder's Equity (Deficit)	(649,626)	(1,110,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,005	$8,102

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
							Period from
							March 30, 1990
							(Inception) to
	Three Months Ended September 30,				Nine Months Ended September 30		September-30
		2008		2007	2008	2007	2008
		(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES		$-		$-	$-	$-	$1,551

COST OF REVENUES		-		-	-	-	-

GROSS PROFIT		-		-	-	-	1,551

EXPENSES
Amortization		24		499	1,024	1,497	574,852
Consulting fees		8,900		-	8,900	6,921	4,119,451
Directors' fees		-		-	-	-	1,252,600
Officers' salaries		87,500		87,500	262,500	262,500	2,730,126
Salaries - sales and office		-		-	-	-	76,625
Filing fees		-		-	125	125	16,442
Marketing and public relations		-		-	-	-	8,419,618
Legal and professional fees		5,375		17,572	39,218	37,424	396,131
Travel and entertainment		-		25,427	-	104,080	163,455
Office and administration		9,964		7,868	29,535	27,559	206,696
Software and internet services		-		-	-	-	259,250
Trade show expenses		-		-	-	-	37,492
Trivia bingo development		-		-	-	-	22,274
Pilot development		-		-	-	-	118,813
Loss on impairment of software		-		-	-	-	1,275,000
TOTAL OPERATING EXPENSES		111,763		138,866	341,302	440,106	19,668,825

LOSS FROM OPERATIONS		(111,763)		(138,866)	(341,302)	(440,106)	(19,667,274)

OTHER INCOME (EXPENSES)
Other income		-		-	-	-	10,000
Gain on forgiveness of debt				-	-	-	28,761
Other income ( debts written back )		3,835		-	3,835	-	15,091
Impairment - Goodwill		-		(6,924)	-	(6,924)	(6,924)
Impairment - Development costs		-		-	-	-	(25,286)
Financing expense		-		-	-	-	(56,938)
Interest expense		-		-	-	-	(215,387)
TOTAL OTHER INCOME ( EXPENSES)		3,835		(6,924)	3,835	(6,924)	(250,683)

LOSS BEFORE INCOME TAXES		(107,928)		(145,790)	(337,467)	(447,030)	(19,917,957)

INCOME TAXES		-		-	-	-	-

NET LOSS		(107,928)		$(145,790)	(337,467)	(447,030)	(19,917,957)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	NIL	$	NIL	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		31,589,567		31,300,196	31,397,357	31,300,196

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			March 30, 1990
			(Inception) to
	Nine Months Ended September 30		September 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,467)	$(447,030)	$(19,917,957)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	1,024	1,498	574,852
Financing fees paid by issuance of common stock	-	-	56,939
Loss on impairment of software	-	-	1,275,000
Services paid by issuance of common stock	691,021	-	14,308,488
Services paid by issuance of common stock options		-	56,600
Liabilities paid by issuance of common stock	107,644	-	1,558,802
Increase (decrease) in:
Impairment-Goodwill	-	6,924	6,924
Impairment-Development costs	-	-	25,286
Accrued interest	-	-	5,367
Accounts payable	353	9,466	6,428
Accounts payable, related party	872	4,050	60,749
Notes payable, related party	-	-	(187,989)
Refund payable	-	-	2,400
Accrued salaries	(428,520)	236,786	580,500
Net cash used in operating activities	34,927	(188,306)	(1,587,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Written back	-	-	(2,400)
Deposits	(35,000)	-	(35,000)
Developmental charges	-	-	(25,286)
Purchase of software and equipment	-	-	(211,852)
Net cash used in investing activities	(35,000)	-	(274,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition	-	-	564
Payment of notes payable	-	-	(200,000)
Proceeds from notes payable - related party	-	-	1,002,355
Proceeds from notes payable - convertible	-	-	69,985
Issuance of stock for cash	-	-	996,250
Net cash provided by financing activities	-	-	1,869,154

Net increase (decrease) in cash	(73)	(188,306)	7,005

Cash, beginning of period	7,078	194,890	-

Cash, end of period	$7,005	$6,584	$7,005

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$13,450,800
Stock issued for debt and accrued interest	$-	$-	$2,097,510
Stock issued for computer software	$-	$-	$1,500,000
Stock issued for acquisition of asset	$-	$-	$138,000
Stock issued for services	$-	$-	$56,600
Stock issued for acquisition	$-	$-	$6,900

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

On July 27, 2008 the Company changed its focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

The Company is in the development stage and, as of September 30, 2008, had not realized any significant revenues from its planned operations. The Company's year-end is December 31.

BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim statements should be read in conjunction with the annual financial statements of the Company included in its FYE 2007 Annual Report on Form 10-K.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Deposits
A commitment is recorded when the company enters into an agreement to make payment but services have not as yet been completed or products fully delivered. When monies are paid in advance for performance or product delivery, a prepayment (down payment or deposit), is recognized.

In September 2008, the Company entered into an agreement for the construction of a Stainless Steel mold for the HyPro 1 base, cover and casing. The mold allows for the mass production of the HyPro 1 base, cover and casing by the Company. A Deposit of $35,000 was paid by Mr. Richard Wachter, on behalf of the Company.

Development Stage Activities
The Company has been in the development stage since its formation on March 30, 1990. The Company was primarily engaged in internet entertainment and the business of gaming. In November 2006, the Company changed it’s primary focus from internet entertainment to oil and gas refining technology. Neither activity to date has been sufficient for recognition as an operating company. (See Note 6.)

During July, 2008 the Company changed its focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and 2007.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

As shown in the accompanying financial statements, the Company incurred a net loss of $337,467 for the nine months ended September 30, 2008 and has an accumulated deficit since inception of approximately $20 million. The Company has limited resources and negative working capital. The future of the Company is dependent upon future profitable operations. For the twelve-month period subsequent to September 30, 2008, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $600,000. The anticipated source of funds is the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Other Income
During the quarter ended September 30, 2008 the Company has written off debts totalling $3,835. These were from Infomediated for $1,435 and Tesauro for $2,400. Management has attempted over the years to contact both companies to no avail. (See Note 7)

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries, Lucky Port Limited and WorldWide-Exclusive Limited. Lucky Port Limited and WorldWide-Exclusive Limited are non-operating subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection reasonably assured.

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

NOTE 3 - COMMON STOCK

During the quarter ended September 30, 2008, the company issued 13,311,084 shares of common stock to Richard Wachter, our president at $0.06 per share. The consideration for the shares of common stock was as follows:

1)	1,794,067 shares of common stock to repay Rick Wachter for advances made by Mr. Wachter in the amount of $107,644.

2)	11,517,017 shares of common stock to compensate Mr. Wachter for services valued at $691,021.

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the third quarter ended September 30, 2008, the Company's president advanced $54,637 to the Company in order for the Company to meet its current financial obligations.

NOTE 5 - CONVERTIBLE DEBT

On March 27, 2003, the Company sold in a private placement to accredited investors a three-month convertible pay-in-kind note due June 27, 2003, in the principal amount of $38,000 in cash. The note, with an interest rate of 15%, is convertible into shares of Company common stock at a conversion price equal to$2.50 CDN ($1.90 U.S.) per share. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. At December 31, 2007 the convertible debenture was delinquent and the Company and investor were considering the options for payment. No additional interest or late payment penalties have been accrued or assessed as of September 30, 2008.

NOTE 6 - LICENSE AGREEMENTS

Mempore Corporation
On October 6, 2006 the Company entered into an exclusive licensing agreement with Mempore Corporation, a company located in Ottawa, Ontario, Canada for the refining of heavy crude oil into light sweet crude oil. The Technology Option Agreement and all Extensions have subsequently expired during the first quarter of 2008.Mempore was to receive a minimum of 15% to a maximum of 25 % of the net revenues the Company was to receive in it's dealings in any arrangement utilizing the Mempore System Membrane Technology.

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

SOUTH SHORE RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Consulting Agreement: John Colonna
On August 04, 2008 the Company entered into a Consulting Agreement with John (Giovanni) Anthony Colonna, P.Eng. Mr. Colonna is to provide consulting services to the Company in the area of Hydrogen Fuel Generation and other activities as directed by the Company. Mr. Colonna is to receive $5,000 CDN per month with incurred expenses to be pre approved in writing by the Company. The Agreement terminates on June 30, 2009 and may also be terminated by either party before June 30, 2009 with 30-days prior written notice. The Company may renew at its option for a further one year term on the same terms and conditions as this Agreement by giving Mr. Colonna notice on or before May 31, 2009. Mr. Colonna has received during the quarter ended September 30, 2008 a total of $5,000 CDN.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

For the years ending December 31, 2008 and 2007, the Company has agreed to pay two of its officers’ annual salaries of $250,000 and $100,000 for their services to the Company. At September 30, 2008 and 2007 the Company has accrued $580,500 and $921,520 in salaries payable to the officers, respectively. This amount is included in accrued salaries in the financial statements.

On April 3, 2001, the Company entered into a licensing agreement with Tesauro S.A. ("Tesauro"), a corporation located in Spain, for use in producing and distributing the Trivia Bingo Game in a television game show format. Upon execution of the agreement, Tesauro agreed to pay to the Company a non-refundable fee of $10,000, plus any taxes eligible. As of December 31, 2003, the Company had received the entire fee. Tesauro overpaid its license by $2,400 which was previously included in the Company’s financial statements under "Commitments and Contingencies." This amount was written off during the quarter ended September 30, 2008 after numerous attempts by Management to reach Tesauro have failed.(See Note 2 – Other Income)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our auditors have previously issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues and have incurred an accumulated deficit of approximately $20 million.

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

     Subsequent to March 31, 2008, the Technology Option Agreement and all Extensions with Mempore expired.

     During July, we decided that our progressive path no longer required the further involvement of Mempore Corporation as we have changed focus from oil and gas refining technology to the manufacturing, marketing, sales and distribution of products which are committed to fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

     Also during July, our website was redesigned with the end user in mind and now better reflect our focus which is the manufacturing, marketing sales and distribution of products which assist in fuel savings with the use of Hydrogen Generating Modules and related accessories to the transportation and automotive manufacturing industries.

     The website is located at www.southshoreresourcesinc.com.

     On July 30, 2008, we entered into an exclusive worldwide Distribution Agreement with Net 2000 Inc. LLC, a company located in Jackson, Tennessee, U.S.A. to market all present and future products of Net 2000 Inc. LLC. Net 2000 Inc. LLC is currently the author of a Guide on how to Source and Build your own Hydrogen on Demand Generator which is currently available on our website.

     On August 4, 2008, we entered into a Consulting Agreement with John (Giovanni) Anthony Colonna, P.Eng. Mr. Colonna will provide consulting services to us in the area of Hydrogen Fuel Generation and other activities as directed by us.

     On September 16, 2008, we decided that our progressive path no longer required the further involvement of its Trivia Bingo Division and as such discontinued its operations.

     On September 29, 2008, we issued 13,311,084 shares of common stock to Richard Wachter, our president at $0.06 per share. The consideration for the shares of common stock was as follows:

1)	1,794,067 shares of common stock to repay Rick Wachter for advances made by Mr. Wachter in the amount of $107,644.

2)	11,517,017 shares of common stock to compensate Mr. Wachter for services valued at $621,021.

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
Since January 1, 1999

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

     The revenues generated prior to 2005 were in the third and fourth quarters of 2001. A total of $10,000 was generated from the sale of format licenses for our T.V. game show and internet software user agreement. This was not revenue generated from operations.

     At September 30, 2008, we had negative working capital of $684,626 compared to negative working capital of $1,109,448 at December 31, 2007. This was a result of a decrease in current liabilities and a decrease in current assets. Accounts payable increased from $3,674 on December 31, 2007 to $6,428 September 30, 2008.

Fiscal September 30, 2008 Compared to Fiscal September 30, 2007

     At September 30, 2008, we had negative working capital of $684,626 compared to negative working capital of $999,240 at September 30, 2007. This was a result of a decrease in current liabilities and an increase in current assets. Accounts payable decreased from $29,586 on September 30, 2007 to $6,428 September 30, 2008.

     At September 30, 2008, our primary asset was cash and a deposit and at September 30, 2007, our primary asset was cash and development costs, and the primary liabilities consisted of accounts payable, accrued interest, notes payable and accrued salaries.

Liquidity and Capital Resources

     We continue to maintain a cash balance in order to fulfill our financial commitments. This cash balance or burn rate required to fulfill our financial commitments is $32,000 per month. The approximate amount of time through which our current assets will fund existing operations, barring additional advances from shareholders, is two months. All of this cash balance has been obtained through borrowing and sale of common stock. In the past, the majority shareholders have had to fund any cash shortfalls experienced by us.

     Current assets increased from $6,584 at September 30, 2007 to $7,005 at September 30, 2008. Current liabilities at September 30, 2007, were $1,005,824. These liabilities decreased at September 30, 2008, to $691,631.

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
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2008.

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